Form 10QSB
period 1999-09-30
QUENTIN ROAD PRODUCTIONS INC
filed 1999-12-15
CIK 1085257

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       FORM 10-QSB
                        (Mark One)

  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1999

  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT

  For the transition period from               to

                Commission File No. 0-26951

              QUENTIN ROAD PRODUCTIONS, INC.
        (Name of Small Business Issuer in Its Charter)

  Delaware                                      65-0830670
  (State of Other Jurisdiction of         (I.R.S. Employer
  Incorporation or Organization)        Identification No.)

  701 Brickell Avenue, Suite 3120, Miami, Florida    33131
  (Address of Principal Executive Offices)       (Zip Code)

                       (305) 539-0900
      (Issuer's Telephone Number, Including Area Code)

  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
               Yes          No X

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 15, 1999, the Company had 3,050,000 shares of Common Stock outstanding, $0.0001 par value.

           QUENTIN ROAD PRODUCTIONS, INC.
            Form 10-QSB Quarterly Report
       For the Period Ended September 30, 1999

                                                                 Page
  Part I - FINANCIAL INFORMATION
  Item 1. Financial Statements                                   3

       Unaudited Balance Sheet at September 30, 1999 and
       December 31, 1998 for Quentin Road Productions, Inc.      5

       Unaudited Statement of Operations for the Three and
       Nine Months ended September 30,  1999 and 1998 and
       from Inception (April 20, 1998) through September
       30, 1999 for Quentin Road Productions, Inc.               6

       Unaudited Statement of Cash Flows for the Nine Months
       ended September 30, 1999 and 1998 for
       Quentin Road Productions, Inc.                            7

       Unaudited Statement of Changes in Stockholders
       Equity (Deficit)at September 30, 1999 for
       Quentin Road Productions, Inc.                            8-9

       Notes to Interim Financial Statements                     10

  Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                   15

  PART II - OTHER INFORMATION                                    16
  Item 1. Legal Proceedings                                      16
  Item 2. Changes in Securities                                  16
  Item 3. Defaults Upon Senior Securities                        16
  Item 4. Submission of Matters to a Vote of Security Holders    16
  Item 5. Other Information                                      16
  Signatures                                                     16

  PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

  BASIS OF PRESENTATION

  The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The financial statements are presented on the accrual basis.

       QUENTIN ROAD PRODUCTIONS, INC. & SUBSIDIARY
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                           ASSETS
                                                AUDITED                    UNAUDITED
                                           June 30, 1999              September 30, 1999
                                           -------------              -------------------
  CURRENT ASSETS:
    Cash                                         $22,690                    $11,219
    Prepaid expenses                               1,200                          0
                                            -------------              --------------
  Total Current Assets                            23,890                     11,219
  PROPERTY AND EQUIPMENT:
    Property and equipment, net of
     accumulated depreciation of $50                                          2,941
  OTHER ASSETS
    Organization costs, net of
     accumulated amortization of
     $212 and $293 respectively                      850                      1,315
    Investment                                     5,000                      5,000
                                            -------------               -------------
      Total Other Assets                           5,850                      6,315
  TOTAL ASSETS                                   $29,740                    $20,475
                                            =============              ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
  ------------------------------------------------------------
  CURRENT LIABILITIES:
    Accounts payable                                $986                    $2,173
    Accrued expenses                              13,000                    10,850
                                             ---------------              ----------
     Total Current Liabilities                    13,986                    13,023
  STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
    Preferred stock, $.0001 par value,
     1,000,000 shares authorized,
     No shares issued and outstanding                  0                          0
    Common stock, $.0001 par value,
     50,000,000 shares authorized, 725,000 and
     3,050,000 shares issued and
     outstanding respectively                        305                        305
    Additional paid-in-capital                    52,695                     52,695
    Deficit accumulated during
     the development stage                       (37,246)                   (45,548)
                                             ----------------            ------------
     Total Stockholders' Equity
      (Deficiency in Assets)                      15,754                      7,452
                                             ----------------            ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)                  $29,740                    $20,475
                                             ================            ============

  See accompanying notes.

                    QUENTIN ROAD PRODUCTIONS, INC. & SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS
                                  INACTIVE         UNAUDITED        UNAUDITED
                                  For the          For the          From April 20, 1998
                                  Quarter Ended    Quarter Ended    (Inception) through
                               September 30, 1998 September 30, 1999  September 30, 1999
                               ---------------------------------------------------------
  DEVELOPMENT STAGE REVENUES               $0           $0                $0
                               ---------------------------------------------------------
  DEVELOPMENT STAGE EXPENSES:
  Amortization                                          80                292
  Bank Charges                                           0                110
  Consulting fees                                                      12,500
  Depreciation                                          50                 50
  Dues and subscriptions                                                  110
  Licenses and taxes                                                      286
  Office expenses                                    3,888              8,006
  Professional fees                                  2,675             21,676
  Travel                                             1,608              2,518
                               ---------------------------------------------------------
      Total Development
         Stage Expenses                     0        8,301             45,548
                               ---------------------------------------------------------
  DEFICIT ACCUMULATED DURING
       THE DEVELOPMENT STAGE               $0       $8,301            $45,548
                               =========================================================
  LOSS PER SHARE OF COMMON STOCK
   BASIC AND DILUTED                                 0.003              0.017
  WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                        0    3,050,000          2,713,068
  See accompanying notes.

                QUENTIN ROAD PRODUCTIONS, INC. & SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS

                                  INACTIVE         UNAUDITED        UNAUDITED
                                  For the Three    For the Three    From April 20, 1998
                                  Months Ended     Months Ended    (Inception) through
                               September 30, 1998 September 30, 1999  September 30, 1999
                               ---------------------------------------------------------
  OPERATING ACTIVITIES:
  Deficit accumulated during the
   development stage                   -                $(8,301)          $(45,548)
  Amortization                                               80                292
  Depreciation                                               50                 50
  (Increase) Decrease in prepaid expenses                 1,200
  Increase other assets                                    (546)            (1,608)
  Common stock issued for consulting services                 0              3,000
  Increase in accounts payable                            1,187              2,174
  Increase (decrease) in
   accrued expenses                                      (2,150)            10,850
                               ---------------------------------------------------------
     Net Cash Used by
      Operating Activities              -                (8,480)           (30,790)
                               ---------------------------------------------------------
  INVESTING ACTIVITIES:
  Purchase office equipment                              (2,991)            (2,991)
  Investment in Wealthhound, Inc.                             0             (5,000)
                               ---------------------------------------------------------
     Net Cash Used by Investing Activities                                  (7,991)
  FINANCING ACTIVITIES:
  Proceeds from the issuance of
   common stock                                               0             50,000
                               ---------------------------------------------------------
     Net Cash Provided by
      Financing Activities                    0                -            50,000
                                --------------------------------------------------------
  INCREASE (DECREASE) IN CASH                 -          (11,471)           11,219
  CASH, BEGINNING                                         22,690                 -
                                --------------------------------------------------------
  CASH, ENDING                                -          $11,219           $11,219
                                ========================================================

  Supplemental disclosures of non-cash investing and financing activities:

  Issuance of common stock in connection with consulting services   $3,000

  See Accompanying notes.

  QUENTIN ROAD PRODUCTIONS, INC & SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  UNAUDITED

  1.   GENERAL

  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with rule 10-01 of regulation S-X promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Company has made all adjustments necessary for a fair presentation of the results of the interim periods, and such adjustments consist of only normal recurring adjustments. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  2.    NET LOSS PER COMMON SHARE

  Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period. There are no common stock equivalents resulting from dilutive stock options.

  Managements Discussion and Analysis of Financial
  Condition and Results of Operations.

  SAFE HARBOR STATEMENT

  Certain statements in this Form 10-QSB, including information set forth under Item 3 - Management's
  Discussion and Analysis of Financial Condition and
  Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities
  Litigation Reform Act of 1995 (the Act). Quentin Road
  Productions, Inc. desires to avail itself of certain
  "safe harbor" provisions of the Act and is therefore including this special note to enable us to do so.

  Forward -looking statements in this form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from future results, performance(financial or operating) or achievements expressed or implied by such forward-looking statements.
  Such future results are based on managements best estimates.

  DEVELOPMENT STAGE EXPENSES

  Development stage expenses increased significantly the three months ended September 30, 1999, as compared to the same period 1998. The increase can be attributed to the inactivity of the same period 1998.Expenses incurred the first quarter ended September 30, 1999 are primarily professional fees in connection with various registrations and office expenses.

  PART II - OTHER INFORMATION
  Item 1. Legal Proceedings.  Not applicable
  Item 2. Changes in Securities.  None
  Item 3. Defaults Upon Senior Securities.  Not Applicable
  Item 4. Submission of Matters to a Vote of Security
          Holders.  None.
  Item 5. Other Information. None
  Item 6. Exhibits and Reports of Form 8-K. None

  Exhibit 27 - Financial Date Schedule - Electronic Filing
               Only

  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, there unto duly authorized, on December 15, 1999.

         QUENTIN ROAD PRODUCTIONS, INC.
        (Registrant)

  Date: December 15, 1999           /s/ Rebecca Brock
                                    ------------------
                                        Rebecca Brock
                                        Chairman, Chief
                                        Executive Officer,
                                        President,
                                        Secretary and
                                        Treasurer

           EXHIBIT 27 - FINANCIAL DATA SCHEDULE
           ------------------------------------
  [DESCRIPTION]     ART. 5 FDS FOR 10QSB
  [ARTICLE] 5
  [MULTIPLIER] 1,000

  [PERIOD-TYPE]                        9
  [FISCAL-YEAR-END]                    DEC-31-1999
  [PERIOD-END]                         SEP-30-1999
  [CASH]                               11,219
  [SECURITIES]                         0
  [RECEIVABLES]                        0
  [ALLOWANCES]                         0
  [INVENTORY]                          0
  [CURRENT-ASSETS]                     11,219
  [PP&E]                               2,941
  [DEPRECIATION]                       0
  [TOTAL-ASSETS]                       20,475
  [CURRENT-LIABILITIES]                13,023
  [BONDS]                              0
  [PREFERRED-MANDATORY]                0
  [PREFERRED]                          0
  [COMMON]                             305
  [OTHER-SE]                           7,147
  [TOTAL-LIABILITY-AND-EQUITY]         20,475
  [SALES]                              0
  [TOTAL-REVENUES]                     0
  [CGS]                                0
  [TOTAL-COSTS]                        0
  [OTHER-EXPENSES]                     8,301
  [LOSS-PROVISION]                     0
  [INTEREST-EXPENSE]                   0
  [INCOME-PRETAX]                      <8,301>
  [INCOME-TAX]                         0
  [INCOME-CONTINUING]                  <8,301>
  [DISCONTINUED]                       0
  [EXTRAORDINARY]                      0
  [CHANGES]                            0
  [NET-INCOME]                         <8,301>
  [EPS-BASIC]                        <.003>
  [EPS-DILUTED]                        <.003>