Form 10QSB
period 1999-12-31
INTELILABS COM INC
filed 2000-06-05
CIK 1085257

U.S. SECURITIES AND EXCHANGE COMMISSION
  <P>
                  Washington, D.C. 20549
                       FORM 10-QSB
  <P>
                        (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
  For the quarterly period ended December 31, 1999
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from               to
  <P>
                Commission File No. 0-26951
  <P>
                    INTELILABS.COM, INC.
            f/k/a/ QUENTIN ROAD PRODUCTIONS, INC.
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

                    INTELILABS.COM, INC.
  <P>
     (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
                       BALANCE SHEET
  <P>
                           ASSETS
  <P>
                                                AUDITED                    UNAUDITED
                                           June 30, 1999                December 31, 1999
                                           -------------              -------------------
  CURRENT ASSETS:
  <P>
    Cash                                         $22,690                    $ 1,363
    Prepaid expenses                               1,200                          0
    Due from related party                             0                        500
                                            -------------              --------------
  Total Current Assets                            23,890                      1,863
  <P>
  PROPERTY AND EQUIPMENT:
  <P>
    Property and equipment, net of
     accumulated depreciation of $49                   0                      2,942
  <P>
  OTHER ASSETS
  <P>
    Organization costs, net of
     accumulated amortization of
     $212 and $265 respectively                      850                      1,607
    Investment                                     5,000                      5,200
                                            -------------               -------------
      Total Other Assets                           5,850                      6,807
  <P>
  TOTAL ASSETS                                   $29,740                    $11,612
                                            =============              ==============
  <P>
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
  ------------------------------------------------------------
  <P>
  CURRENT LIABILITIES:
  <P>
    Accounts payable                                $986                   $ 6,838
    Accrued expenses                              13,000                     5,750
                                             ---------------              ----------
     Total Current Liabilities                    13,986                    12,588
                                             ---------------              ----------
  LONG TERM LIABILITIES:
  <P>
    Affiliated notes payable                           0                     7,021
                                             ---------------              ----------
  <P>
  STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
  <P>
    Preferred stock, $.0001 par value,
     1,000,000 shares authorized,
     No shares issued and outstanding                  0                          0
    Common stock, $.0001 par value,
     50,000,000 shares authorized, 725,000 and
     3,050,000 shares issued and
     outstanding respectively                        305                        305
    Additional paid-in-capital                    52,695                     52,695
    Deficit accumulated during
     the development stage                       (37,246)                   (60,997)
                                             ----------------            ------------
  <P>
     Total Stockholders' Equity
      (Deficiency in Assets)                      15,754                     (7,997)
                                             ----------------            ------------
  <P>
  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)                  $29,740                    $11,612
                                             ================            ============

  See accompanying notes.

                              INTELILABS.COM, INC.
  <P>
                 (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
  <P>
                           (A DEVELOPMENT STAGE COMPANY)
  <P>
                              STATEMENTS OF OPERATIONS
  <P>
                               UNAUDITED          UNAUDITED          UNAUDITED
                               For the            For the            For the
                               Quarter Ended      Quarter Ended      Six Months Ended
                               December 31, 1999  December 31, 1999  December 31, 1999
                               ---------------------------------------------------------
  DEVELOPMENT STAGE REVENUES               $0       $  200                 $0
                               ---------------------------------------------------------
  <P>
  DEVELOPMENT STAGE EXPENSES:
  <P>
  Amortization                              0           53                  0
  Bank Charges                              0           30                  0
  Consulting fees                       2,500            0              2,500
  Courier service                           0            0                  0
  Depreciation                              0           49                  0
  Dues and subscriptions                    0            0                  0
  Interest expense                          0           21                  0
  Licenses and taxes                        0            0                  0
  Office expenses                           0        6,216                  0
  Professional fees                         0        9,253                  0
  Travel                                    0        2,053                  0
                               ---------------------------------------------------------
      Total Development
         Stage Expenses                 2,500       17,675              2,500
                               ---------------------------------------------------------
  DEFICIT ACCUMULATED DURING
       THE DEVELOPMENT STAGE          $(2,500)    $(17,475)           $(2,500)
                               =========================================================
  <P>
  LOSS PER SHARE OF COMMON STOCK
   BASIC AND DILUTED                   (0.001)      (0.006)            (0.001)
                               =========================================================
  <P>
  WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                2,500,000    3,050,000          2,500,000
                               =========================================================
  <P>
  See accompanying notes.

  <P>

                               INTELILABS.COM, INC.
  <P>
                (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
  <P>
                           (A DEVELOPMENT STAGE COMPANY)
  <P>
                              STATEMENTS OF OPERATIONS
  <P>
                                   CONTINUED
                                   =========
  <P>
                                  UNAUDITED           UNAUDITED
                                  For the Six         From April 20, 1998
                                  Months Ended        (Inception) through
                                  December 31, 1999   December 31, 1999
                               ------------------------------------------
  DEVELOPMENT STAGE REVENUES             $200       $  200
                               ------------------------------------------
  <P>
  DEVELOPMENT STAGE EXPENSES:
  <P>
  Amortization                             53          265
  Bank Charges                             30          140
  Consulting fees                           0       12,500
  Courier service                           0            0
  Depreciation                             49           49
  Dues and subscriptions                    0          110
  Interest expense                         21           21
  Licenses and taxes                        0          286
  Office expenses                       9,816       13,934
  Professional fees                    10,478       29,478
  Travel                                3,484        4,394
                               ---------------------------------------------------------
      Total Development
         Stage Expenses                23,931       61,177
                               ---------------------------------------------------------
  DEFICIT ACCUMULATED DURING
       THE DEVELOPMENT STAGE         $(23,731)    $(60,977)
                               =========================================================
  <P>
  LOSS PER SHARE OF COMMON STOCK
   BASIC AND DILUTED                   (0.008)      (0.016)
                               =========================================================
  <P>
  WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                3,050,000    3,929,128
                               =========================================================
  <P>
  See accompanying notes.
  <P>
                               INTELILABS.COM, INC.
  <P>
                 (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
  <P>
                       (A DEVELOPMENT STAGE COMPANY)
  <P>
                          STATEMENTS OF CASH FLOWS

                               UNAUDITED          UNAUDITED           UNAUDITED
                               For the Six        For the Six         From April 20, 1998
                               Months Ended       Months Ended        (Inception) through
                               December 31, 1999  December 31, 1999   December 31, 1999
                               ---------------------------------------------------------
  OPERATING ACTIVITIES:
  <P>
  Deficit accumulated during the
   development stage                  $ (2,500)       $ (23,751)          $(60,997)
  Amortization                               0               53                265
  Depreciation                               0               49                 49
  (Increase) Decrease in
   prepaid expenses                          0            1,200                  0
  Increase other assets                      0                0                  0
  Increase in accounts payable               0            5,852              6,738
  Increase (decrease) in
   accrued expenses                          0           (7,250)             5,750
                               ---------------------------------------------------------
     Net Cash Used by
      Operating Activities              (2,500)         (23,847)           (48,195)
                               ---------------------------------------------------------
  INVESTING ACTIVITIES:
  <P>
  Organizational costs                       0             (830)            (1,892)
  Purchase office equipment                  0           (2,991)            (2,991)
  Investment in Wealthhound, Inc.            0             (200)            (5,200)
                               ---------------------------------------------------------
     Net Cash Used by Investing Activities   0           (4,521)           (10,583)
  <P>
  FINANCING ACTIVITIES:
  <P>
  Proceeds from the issuance of
   common stock                           2,500               0             53,000
  Proceeds from affiliated
   note payable                               0           7,021              7,092
  Proceeds from stockholder loan              0               0                100
                               ---------------------------------------------------------
     Net Cash Provided by
      Financing Activities                2,500           7,021             60,121
                                --------------------------------------------------------
  <P>
  INCREASE (DECREASE) IN CASH                 0         (21,347)             1,343
  <P>
  CASH, BEGINNING                             0          22,690                  0
                                --------------------------------------------------------
  CASH, ENDING                                0         $ 1,343           $  1,343
                                ========================================================
  <P>
  Supplemental schedule of cash flow information:
  Interest expense                                      $    21           $     21
                                ========================================================
  <P>
  Supplemental disclosures of non-cash investing and
  financing activities:
  <P>
  Issuance of common stock in connection with consulting services           $3,000
                                                                            ======
  <P>
  See Accompanying notes.

                              INTELILABS.COM, INC.
  <P>
                 (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
  <P>
                           (A DEVELOPMENT STAGE COMPANY)
  <P>
                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  <P>
                    FOR THE PERIOD APRIL 20, 1998 (INCEPTION)
  <P>
                            THROUGH DECEMBER 31, 1999
  <P>
                                                                            ADDITIONAL
                                         COMMON STOCK                       PAID-IN
                                  SHARES                AMOUNT              CAPITAL
                               ---------------------------------------------------------
  Balance, April 20, 1998                     0    $          0      $          0
   (Inception)
  <P>
  Common stock issued to related
   parties for consulting fees        2,500,000             250             2,250
  <P>
  Common stock issued to
   third parties                        500,000              50            49,950
  <P>
  Deficit accumulated during the
   development stage for the
   period April 20, 1998 (inception)
   through June 30, 1998                      0               0                 0
                               ---------------------------------------------------------
  <P>
  Balance, June 30, 1998              3,000,000             300            52,200
  <P>
  Common stock issued for
   legal services                        50,000               5               495
  <P>
  Deficit accumulated during the
   development stage for the year
   ended June 30, 1999                        0                0                0
                                --------------------------------------------------------
  Balance, June 30, 1999              3,050,000              305           52,500
  <P>
  Deficit accumulated during the
   development stage for the six months
   ended December 31, 1999                    0                0                0
                                --------------------------------------------------------
  <P>
  Balance, December 31, 1999          3,050,000              305           52,695
                                ========================================================
  <P>
  See accompanying notes
  <P>

                              INTELILABS.COM, INC.
  <P>
                 (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
  <P>
                           (A DEVELOPMENT STAGE COMPANY)
  <P>
                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  <P>
                    FOR THE PERIOD APRIL 20, 1998 (INCEPTION)
  <P>
                            THROUGH DECEMBER 31, 1999
  <P>
                                   CONTINUED
                                   =========
  <P>
                                                   DEFICIT
                                                   ACCUMULATED
                                                   DURING THE
                                                   DEVELOPMENT
                                                    STAGE             TOTAL
                               ---------------------------------------------------------
  Balance, April 20, 1998                               0      $          0
   (Inception)
  <P>
  Common stock issued to related
   parties for consulting fees                          0             2,500
  <P>
  Common stock issued to
   third parties                                        0            50,000
  <P>
  Deficit accumulated during the
   development stage for the
   period April 20, 1998 (inception)
   through June 30, 1998                                0                 0
                               ---------------------------------------------------------
  <P>
  Balance, June 30, 1998                                0            52,500
  <P>
  Common stock issued for
   legal services                                       0               500
  <P>
  Deficit accumulated during the
   development stage for the year
   ended June 30, 1999                            (37,246)          (37,246)
                                --------------------------------------------------------
  Balance, June 30, 1999                          (37,246)           15,754
  <P>
  Deficit accumulated during the
   development stage for the six months
   ended December 31, 1999                        (23,751)          (23,751)
                                --------------------------------------------------------
  <P>
  Balance, December 31, 1999                      (60,997)           (7,997)
                                ========================================================
  <P>
  See accompanying notes
  <P>

                   INTELILABS.COM, INC.
  <P>
      (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
  <P>
               (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
  <P>
                   DECEMBER 31, 1999
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES
               -------------------------------------
  <P>
  ORGANIZATION
  -------------
  <P>
  Intelilabs.Com, Inc. (formerly known as Quentin Road Productions, Inc.)("the Company") was incorporated on
  April 20, 1998 under the laws of the State of Delaware.
  The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business.
  <P>
  MANAGEMENT DECISION NOT TO CONSOLIDATE
  --------------------------------------
  <P>
  Statement of Financial Accounting Standard No. 94, "Consolidation of All Majority Owned Subsidiaries", encourages the use of consolidated financial statements between a parent company and its subsidiary unless:
  a.     Control is likely to be temporary
  b.     Control does not rest with the majority owners or
  c.     Minority shareholders have certain approval or
         veto rights that allow minority shareholders to exercise significant control over significant management decisions in the ordinary course of business.
  <P>
  Management intends to spin off Hipstyle.com, Inc. and believes that the control it is currently under is temporary and therefore, separate financial statements are appropriate and properly reflect current operating
  objectives.
  <P>
  USE OF ESTIMATES
  ----------------
  <P>
  The preparation of financial statements in conformity
  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and
  <P>
                  INTELILABS.COM, INC.
     (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
             (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
  -----------------------------------------------------
  <P>
  the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.
  <P>
  CASH AND CASH EQUIVALENTS
  -------------------------
  <P>
  For purposes of reporting cash flows, the Company
  considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
  <P>
  PROPERTY AND EQUIPMENT
  ----------------------
  <P>
  Property and equipment are recorded at cost. Depreciation and amortization are computed using methods that approximate the straight-line method over the assets' estimated useful lives.
  <P>
  INCOME TAXES
  ------------
  <P>
  The Company utilizes Statement on Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years
  of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established where necessary to reduce deferred tax assets to amounts expected to be realized.
  The accompanying financial statements have no provisions for deferred tax assets or liabilities because the deferred tax allowance offsets deferred tax assets in
  their entirety.
  <P>
                   INTELILABS.COM, INC.
     (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
             (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999
  <P>
  NOTE 1 -     NATURE OF ORGANIZATION AND SUMMARY OF
               SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
  ------------------------------------------------------
  <P>
  NET LOSS PER SHARE
  ------------------
  <P>
  The Company has adopted SFAS No. 128 "Earnings Per
  Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the
  basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments, only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, basic loss per share and diluted loss per share
  are the same.
  <P>
  NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
  ------------------------------------------------------
  <P>
  In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in financial statements and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.
  SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 has no material effect on the Company's financial statements.
  <P>
  In June, 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in financial statements and is
  effective for financial statements issued for fiscal
  years beginning after December 15, 1997. Management believes that SFAS No. 131 does not have a material effect on the Company's financial statements.
  <P>
                INTELILABS.COM, INC.
     (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
             (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999
  <P>
  NOTE 2 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
              (CONT'D)
  ------------------------------------------------------
  <P>
  In April, 1998, the American Institute of Certified
  Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred.  In
  addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.
  <P>
  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June
  15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Management does
  not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.
  <P>
  SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal
  quarter beginning after December 15, 1998.  This
  statement is not applicable to the Company.
  SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning in February, 1999. This statement is not applicable to the Company.
  <P>
  NOTE 3 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
            MATTERS
  --------------------------------------------------------
  <P>
  The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.
  <P>
                  INTELILABS.COM, INC.
     (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
             (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999
  <P>
  NOTE 3 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN
            MATTERS (CONT'D)
  --------------------------------------------------------
  <P>
  The accompanying financial statements have been prepared
  on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from April 20, 1998 (inception) to December 31, 1999, were $60,997.
  The Company's cash flow requirements have been met by contributions of capital and accounts payable. The possibility exists that these sources of financing will not continue to be available.  If the Company is unable
  to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.
  <P>
  NOTE 4 -     ORGANIZATION COSTS
  -------------------------------
  <P>
  Legal fees of $1,828 have been capitalized in connection with the incorporation of the Company. The organization costs are being amortized on a straight-line basis over a period of 60 months.
  <P>
  NOTE 5 -     DEFERRED INCOME TAXES
  ----------------------------------
  <P>
  The Company has a carry-forward loss for income tax purposes of $60,997 that may be offset against future taxable income. The carry-forward loss expires at various times through the year 2015. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax asset. The deferred tax assets and valuation allowances as of December 31, 1999, consists of the following:

                                         December 31,          June 30,
                                            1999                 1999
  Deferred tax assets arising
   from net operating losses           $   10,980            $     6,704
  <P>
  Less valuation allowance                (10,980)                 6,704)
  <P>
  Net Deferred Tax Asset               $        0            $         0

  <P>
                  INTELILABS.COM, INC.
     (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
             (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999
  <P>
  NOTE 6 -  STOCKHOLDERS' EQUITY
  ------------------------------
  <P>
  The Company issued 500,000 common shares upon
  incorporation to Rebecca J. Brock (President), the
  Company's sole officer and director, in consideration for
  management services valued at $500. In addition, it
  issued 2,000,000 common shares to Atlas Equity Group,
  Inc., an affiliated company, in exchange for consulting
  services valued at $2,000. These investors are deemed to
  be founders and affiliates of the Company.  Atlas Equity
  Group, Inc. is wholly owned by Michael D. Farkas and is
  deemed to be a related party.
  <P>
  In March, 1999, the Company entered into a private
  offering of securities pursuant to Regulation D, Rule
  504, promulgated under the Securities Act of 1933.
  Common shares were offered to non-accredited investors
  for cash consideration of $ .10 per share.
  500,000 shares were issued to 21 unaffiliated
  shareholders.  The offering is now closed.
  <P>
  In June, 1999, the Company engaged legal counsel for
  services relating to SEC filings and related
  documentation.  The fees for these services are estimated
  to be $19,000. 50,000 shares of common stock, valued at
  $500, will also be issued in consideration of the
  services to be rendered.
  <P>
  NOTE 7 -      OFFICERS AND BOARD OF DIRECTORS
  ---------------------------------------------
  <P>
  On April 29, 1998, the shareholders elected two members
  to the Board of Directors:
  <P>
            Rebecca J. Brock     -     Director
  <P>
            Michelle Brock       -     Director
  <P>
                  INTELILABS.COM, INC.
     (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
             (A DEVELOPMENT STAGE COMPANY)
  <P>
             NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1999
  <P>
  NOTE 7 -      OFFICERS AND BOARD OF DIRECTORS (CONT'D)
  -----------------------------------------------------
  <P>
  The Board of Directors elected the following officers:
  <P>
       Rebecca J. Brock     -     President and Chief
                                  Executive Officer
  <P>
       Michelle Brock       -     Executive Vice-President
                                  and Chief Financial
                                  Officer
  <P>
       Rebecca J. Brock     -     Secretary/Treasurer
  <P>
  NOTE 8 -      RELATED PARTY TRANSACTIONS
  ----------------------------------------
  <P>
  The Company paid the Farkas Group, Inc., a related party,
  $5,000 for assisting in creating a private placement
  offering document.  The Farkas Group, Inc. is owned by
  Michael D. Farkas.
  <P>
  The Company paid GSM Communications, Inc., a related
  party, $5,000 for consulting services relating to an
  internet site.  GSM Communications, Inc. is owned by
  Michael D. Farkas. In April, 1999 the Company agreed to
  reimburse Atlas Equity Group, Inc., a related party,
  $1,200 per month for operating and administrative
  expenses.  Atlas Equity Group, Inc. is owned by Michael
  D. Farkas.
  <P>
  NOTE 9 -      INVESTMENT
  -------------------------
  <P>
  On May 10, 1999 the Company purchased 125,000 common
  shares of WealthHound, Inc., a development stage company.
  The purchase represents 3 percent of that company's
  outstanding stock. The investment is reflected at cost.
  <P>
  On June 22, 1999 the Company formed Hipstyle.com Inc. (a
  development stage company).  In connection with the
  formation the Company realized $200 in revenues.  The
  Investment is reflected at cost (Note 1).
  <P>
  Management Discussion and Analysis
  ----------------------------------

                           For the Quarter Ended          For the Quarter Ended
                           December 31, 1998              December 31, 1999
                           ----------------------         -----------------------
  Development Stage Revenues          $     0               $      200
  <P>
  Development Stage Expenses           (2,500)                 (17,675)
  <P>
  Deficit Accumulated During
  Development Stage                    (2,500)                 (17,475)

  <P>
  Development Stage Revenues
  --------------------------
  <P>
  The Company's development stage revenues were $200 for
  the Quarter Ended December 31, 1999. The Company's
  operations have been devoted primarily to developing a
  business plan, strategic acquisitions, creating an
  Internet identity and raising capital for future
  operations and administrative functions. The Company
  intends to grow through internal development, strategic
  alliances and acquisitions of existing businesses. The
  ability of the company to achieve its business objectives
  is contingent upon its success in raising capital until
  adequate revenues are realized from operations.
  <P>
  Development Stage Expenses
  --------------------------
  <P>
  The Company's development stage expenses were $17,475 for
  the Quarter ended December 31, 1999. The expenses
  incurred were primarily due to various consulting,
  managerial and professional services in pursuit of the
  Company's objectives.
  <P>
              PART II - OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings.  Not applicable
  <P>
  Item 2. Changes in Securities.  None
  <P>
  Item 3. Defaults Upon Senior Securities.  Not Applicable
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders.  None.
  <P>
  Item 5. Other Information. None
  <P>
  Item 6. Exhibits and Reports of Form 8-K. None
  <P>
  Exhibit 27 - Financial Date Schedule
               Electronic Filing Only
  <P>
                      SIGNATURES
  <P>
  Pursuant to the requirements of Section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this report to be signed in its behalf by the
  undersigned, there unto duly authorized, on June 1, 2000.
  <P>
                      INTELILABS.COM, INC.
                     (f/k/a Quentin Road Productions, Inc.)
                     (Registrant)
  <P>
  Date: June 1, 2000                /s/ Rebecca Brock
                                    ------------------
                                        Rebecca Brock
                                        Chairman, Chief
                                        Executive Officer,
                                        President,
                                        Secretary and
                                        Treasurer
  <P>