Form 10KSB
period 2000-06-30
INTELILABS COM INC
filed 2000-09-28
CIK 1085257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       or
            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-26951

                              INTELILABS.COM, INC.
           (Name of small business issuer as specified in its charter)

           DELAWARE                                            65-0830670
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

Water Gardens 1620 26th Street, 3rd Floor Santa Monica CA        90404
       (Address of principal executive offices)                (Zip code)

                                     310-255-8893
                  (Issuer's telephone number, including area code)
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                        (None)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                        (None)

Check whether Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant had no revenues for its fiscal year ended December 31, 1999. As of September 25, 2000, Registrant had 24,400,000 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $12,880,000. 18,300,000 of the Registrant's issued and outstanding shares are treasury shares held by the Registrant and have no voting powers. This calculation is based upon the closing sales price of $11.50 per share on September 22, 2000.

Transitional Small Business Disclosure Format (check one).   Yes [x]     No [ ]

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET

PART I                                                                     PAGE
------                                                                     ----
Item 1            Description of Business

Item 2            Description of Property

Item 3            Legal Proceedings

Item 4            Submission of Matters to a Vote of Security Holders

PART II
-------
Item 5            Market for Common Equity and Related Stockholder
                      Matters

Item 6            Management's Discussion and Analysis

Item 7            Financial Statements

Item 8            Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

PART III
--------
Item 9            Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act

Item 10           Executive Compensation

Item 11           Security Ownership of Certain Beneficial Owners and
                      Management

Item 12           Certain Relationships and Related Transactions

Item 13           Exhibits and Reports on Form 8-K

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

              A.      BUSINESS DEVELOPMENT

                      1.       FORM AND YEAR OF ORGANIZATION

              Intelilabs.com, Inc. ("Intelilabs" or the "Company") was incorporated as Quentin Road Productions, Inc. on April 20, 1998. The principal offices of the company are located at Water Gardens 1620 26th Street, 3rd Floor Santa Monica CA 90404.

                      2.       ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR
                               PROCEEDING

              Not Applicable.

                      3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

              Not Applicable.

              B.      BUSINESS OF ISSUER

              The Company's activities since its inception was centered around the evaluation of possible business opportunities and development of business model. Significant inroads were made in this regards in June of 2000. The previous management of the Company resigned and a fresh team took over the management with the appointment of a new Board of Directors by the shareholders of the Company. The business plan developed by the new management team is as follows.

1.       Principal Products and Services and their Market.

         a.       The Market

              1.  INCUBATION SERVICE

              Intelilabs.com plans to serve as an incubator for new Internet companies. It plans to achieve this by building strategic alliances with service providers that will complement Intelilab's software development capability to provide all-round service to its clients. As an incubator, Intelilabs.com plan's to assist in the development of new Internet companies.

              The management of Intelilabs.com believes that incubation services are currently in demand. The number of incubators have increased drastically in last couple of years. According to the National Business Incubation Association, almost four for profit incubators open per week across America.

              As any other aspect of the economy these days, the greatest increase is in the Internet-related business incubation. Why the sudden rush? As per a report issued by US Department of Commerce & International Trade Administration, US Industry & Trade Outlook 2000, worldwide population of Internet users will reach 507.1 million by year 2003. These users are predicted to generate revenues in the tune of 1,268.84 billion dollars.

              In order to compete for these anticipated revenues, new Internet companies are being launched on a daily basis. However, according to a recent survey published by THE STANDARD, entitled "State of the Startup 2000," only 10% of the start-ups belong to an incubation company. Currently, a substantial gap exists between the number of potential customers for incubation services and the number of actual customers. Therefore, the management of the Company believes that there is a great deal of potential for growth in the incubation services sector.

              2.  OFFSHORE DEVELOPMENT FOR SMALL & MEDIUM SIZE COMPANIES

              Intelilabs.com also intends to provide web development services to small and medium size companies by utilizing offshore development facilities. In today's increasingly competitive business environment, companies have become dependent on the Internet not only for marketing of their product and services, but also to increase efficiency in day-to-day operations, as a strategic tool for re-engineering business processes, restructuring organizations and for reacting quickly to competitive, regulatory and technological changes. For these reasons, a company's web presence has increasingly become critical for the survival of the business and its ability to continue to generate profits for its shareholders.

              As businesses have become more dependent on the Internet, corporate budgets dedicated to web development have grown dramatically. According to International Data Corporation, total web spending by Small Businesses would reach 199 Billion dollars by the year 2003. This represents an increase of 131% since 1999. Spending on Software development will be the largest piece of this pie with a predicted spending of in excess of $40 billion.

              Simultaneously with this significant increase in demand for internet related services, the supply of qualified Information Technology ("IT") IT professionals has decreased in most developed countries, particularly the United States. This has resulted in drastic increase in the compensation structure of these professionals. According to the US Department of Commerce, the average annual increase in wages for IT professionals between 1990 to 1997 was 40% as opposed to 28% for all-private industry workers. This increase in wages for IT professionals has consequently increased the cost of IT services for the end user. A survey conducted by Gartner Group predicts that the cost of building e-commerce site will increase 25% annually during the next two years.

              This increase in the cost of IT services represents a significant hurdle to small and medium size companies in the implementation of their Internet strategies. However, recent advances in telecommunications and the growing acceptance of telecommuting, have led to the globalization of the market for IT services. It is now well accepted that remote offshore software development and maintenance is possible if the offshore facilities leverage world-class physical and technological infrastructure, quality processes, project management methodologies, and data communications infrastructure. By outsourcing software development and maintenance projects to offshore IT service providers, companies have been able to access skilled IT professionals in lower cost environments which results in significant cost reductions related to these developments.

              Intelilabs is in a position to develop such an off-shore IT development infrastructure, by establishing an overseas facilities in Pakistan and by entering into joint ventures with foreign partners. This will enable Intelilabs to provide quality service cheaper then its competitors. This will enable us to compete aggressively in the target market of Medium and Small size businesses.

         b.       The Products and Services

              Intelilabs plans to offer the following products and services to its customers:

              1.  E-Commerce Solutions.
              2.  B2B Solutions.
              3.  Turnkey Solutions.
              4.  Infrastructure Development.
              5.  Web Designing.

              In addition to these products, the Company plans to offer the following services:

              1.  Incubation Service.
              2.  HR Outsourcing.
              3.  E-Commerce Strategy Consultancy.

         c.       Business Strategy

              In the hopes of receiving a sizeable market share of the Internet services market, the management of Intelilabs.com has developed the following strategy.

              OFFSHORE DEVELOPMENT CENTER STRATEGY
              Intelilabs.com plans to develop a world-class Internet development center in Pakistan, equipped with a state-of-the-art technological and data communications infrastructure having an ability to provide video conferencing, Internet/E-mail connectivity and remote computer access.

              INCUBATION SERVICES

              Intelilabs.com will position itself as a Virtual Incubator. The idea here is to promote Intelilabs as an incubator that exists in virtual space. All of the companies that it incubates would need to source their own space and office equipment, however, Intelilabs will provide them support in following areas:
              -   Software Development
              -   Financing
              -   Marketing Assistance
              -   Management Consulting.

              Intelilabs.com plans to provide the software development services by developing its own in-house development team. Software development encompasses web development as well as any customization and changes required in launching a web site. In addition, Intelilabs would also provide the initial marketing material such as CD's, flash sites, etc., within the same budget. Intelilabs.com plans to give customers the ability to receive the software development services at flat rates in order to ensure that they stay within their budgets.

              Unlike most incubators, Intelilabs.com does not intend to offer financing to its customers. Instead, Intelilabs plans to build alliances with the investment/finance community. The idea behind Intelilab's incubation service is to build partnerships and alliances with companies offering varied core competencies. This way the Company will be able to gather pool of resources who are best in their class for all future companies, which the Company decides to incubate.

              Intelilabs plans to establish similar alliances with web-based marketing firms. If Intelilabs is successful in building these alliances, customers would have the ability to choose between several different marketing firms in order to best fill their needs.

              Intelilabs plans to provide management consulting to its customers by establishing a board of advisors that would be available to provide advice to these companies. The management of Intelilabs envisions this board of advisors as consisting of individuals with proven track records in their areas of expertise. Individuals serving on this board would be required to sign an agreement to commit a certain amount of time to Intelilabs. These advisors would be available to serve on the boards of directors of companies that Intelilabs is incubating. In exchange for their services, these advisors would receive stock options for Intelilabs stock.

              The establishment of alliances with other companies would benefit Intelilabs in multiple ways. First, it will allow Intelilabs to promote itself as an incubator. Second, forming business alliances may provide Intelilabs with referrals for new customers. According to a report by Forrester Research, affiliate marketing drives about 13% of on-line sales, although there is no guarantee that Intelilabs will achieve this level of success. Third, the existence of alliances would enhance the credibility of Intelilabs in the eyes of perspective customers.

2.       Marketing and Sales.

              Intelilabs' products and services will be marketed primarily through the Company's office in Southern California and through the Company's web site, WWW.INTELILABS.COM on the Internet. The Company plans to start establishing a sales team over the course of its next fiscal year.

3.       Status of any Publicly Announced New Product or Service.

              Intelilabs presently has the ability to provide software development and management consulting services. However the Company has not yet established the alliances it would need to provide them with assistance in marketing and finance.

4.       Competition.

              The traditional model for Internet incubators is to provide office space to customers with high bandwidth access to Internet. These incubators provide an infant company with the office space, computers, and all the other tools that are necessary for the development of the company. In return for these services, incubators often demand to receive significant equity positions in their customer companies.

              The management of Intelilabs believes that incubator's compete on the basis of cost and of the quality of services provided. Because most of Intelilab's competitors provide office space and equipment and Intelilabs does not provide these items, the management of Intelilabs believes that the Company can successfully compete with these other incubators by providing services at a lower cost. Additionally, the Company believes that it can keep costs down by using inexpensive offshore IT professionals. Although other companies are also utilizing offshore IT professionals, most of these companies are targeting large corporations whereas Intelilabs is targeting small and medium size businesses. If Intelilabs is successful in establishing business alliances, Intelilabs may also be in a position to provide it's customers with the same level of services as these other incubators.

5.       Sources and Availability of Information and Principal Suppliers.

         Not Applicable

6.       Dependence on One or a Few Major Customers.

         Not applicable.

7. Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and/or Labor Contracts.

         Intelilabs has registered the Intelilabs.com domain name.

8.       Government Approval.

         No government approval is currently required for any of our current products or services.

9.       Effect of any Existing or Proposed Government Regulations.

         Intelilabs is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for Company products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

         Permits or licenses may be required from federal, state or local government authorities to operate on the Internet. No assurances can be made that such permits or licenses will be obtainable. The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world.

10.      Research and Development Costs

         Research and development expenses consist primarily of personnel and equipment costs required to develop the Intelilabs web site. As of June 30, 2000, the Company had spent approximately $25,000 in developing our web site. The Company expects to incur an additional $50,000 to $100,000 in additional development costs over the next two years. Software development costs are expended as incurred.

11.      Cost and Effects of Compliance with Environmental Laws and Regulations

         The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property that would lead to liability as a land owner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

12.      Employees

         As of June 30, 2000, the Company employed 5 full-time employees and no part-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. The Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2 - PROPERTIES

         The Company's offices are located at Water Gardens 1620 26th Street, 3rd Floor Santa Monica CA 90404. The Company pay $300 per month to receive conference facilities and secretarial services at this location pursuant to an oral agreement. Additionally, the Company has a sublease for 743 square feet of office space at Suite 620, at 3415 S Sepulveda Blvd., Los Angeles, CA 90034, for $1,448.85 per month. This sublease commenced June 26, 2000 and terminates on January 31, 2001.

ITEM 3 - LEGAL PROCEEDINGS

         To the knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)  MARKET INFORMATION

         Our common stock has traded on the Over-the-Counter Bulletin Board since February 14, 2000. Our trading symbol is ITEB. Prior to June 26, 2000, our trading symbol was QRPI.

             The following table sets forth the high and low bid prices for the Company's common stock since its inception as reported in the over-the-counter market. The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

                                         High             Low              High
              Quarter ended              Ask              Bid              Bid
              -------------------------------------------------------------------
              3/31/00                   0 9/64            0 3/64          0 13/64
              6/30/00                   6 9/32            03/4            6 9/32


         (B)  STOCKHOLDERS

     As of September 25, 2000, the Company had approximately 14 holders of Company Common Stock. 68,000 shares were registered in the name of Cede and Co.

         (C)  DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations, being June 30, 2000, the date of the Company's last-completed fiscal year. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters.

         PLAN OF OPERATION

         In June of this year, following the establishment of the Company's new management, Intelilabs.com entered into the Mandiff Service Agreement with Knightrider Investments, of Nassau, Bahamas. This agreement provides for Intelilabs to receive $300,000 for providing Mandiff consulting services to Knightrider Investments. As required by this agreement Knightrider Investments paid the Company $200,000 on the effective date of the agreement. This $200,000 was the primary source of revenue for Intelilabs for the year 2000. The Company did not receive any revenue for the fiscal year ending June 30, 1999.

         As can be seen from the Financials presented earlier, $ 151,438.00 is still available for year 2000. The Company expects to receive the remaining $ 100,000 by the end of first quarter of the fiscal year 2001. In addition to receiving this revenue, the Company is also planning to raise funds through a private placement of shares to accredited investors. The Company hopes to raise $1,000,000 in this private placement, but there is no guarantee that the Company will be able to raise this money.

         The Company expects its capital needs for operating its Southern California office to be approximately $10,000 per month for the first quarter of fiscal year 2001. The Company expects its capital needs for its offshore operations to also be in the range of $10,000 per month. However, the Company may launch a marketing campaign in the fall of 2000 that could increase its capital needs per month to $70,000.

         The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

                  ]

PART II - OTHER INFORMATION

ITEM 7.   FINANCIAL STATEMENTS

         The Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company does not have any disagreements with our independent accountants and have not made any changes to their financial statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (A)      DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

The directors and executive officers of the Company are as follows:

NAME                             AGE      POSITION
----                             ---      --------

NAME                             AGE      OFFICE
----                             ---      ------
Zain Effendi                     30       President, Chief Executive Officer,
                                          Chairman of the Board of Directors

                                        9

Marvi E. Khan*                   28       Chief Financial Officer, Director
Fahad U. Khan*                   25       Chief Operating Officer, Director
Saquib Latif                     32       Chief Technology Officer, Secretary
Sajjad Hyder Zaidi               64       Director

         * Mr. and Ms. Khan are husband and wife.

Zain Effendi--PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Effendi became the Company's President, Chief Executive Officer and Chairman of the Board on June 27, 2000. Mr. Effendi is also the Chairman and Managing Director of Compact Information Systems, a Pakistani software and web site development company, and is a director of Sindh Abadgar Sugar Mills Ltd., a public company listed on Pakistani stock exchanges. Mr. Effendi is also a member of the Board of Directors of Sindh Madressah Board, a trust institution that operates eighteen schools and colleges in Pakistan. Mr. Effendi received a BA in Management and Information Systems from the American College of London.

Marvi E. Khan--CHIEF FINANCIAL OFFICER, DIRECTOR. Ms. Khan has served as the Company's Chief Financial Officer and as a Director since June 27, 2000. Ms. Khan is also a member of the Board of Directors of Sindh Madressah Board, a trust institution that operates eighteen schools and colleges in Pakistan. Ms. Khan has also served as Deputy Chief Executive for Aacars.com.pk in Pakistan since January 1999. From May 1998 to December 1999, Ms. Khan worked as a Management Consultant for National Investment Trust in Pakistan. From August 1995 to August 1996, Ms. Khan was the Manager of Finance for Sindh Abadgar Sugar Mills Ltd., a public company listed on Pakistani stock exchanges. Ms. Khan received a BA in International Management from Franklin College in Switzerland and a MA in Management Science from Boston University in London.

Fahad Ullah Khan--CHIEF OPERATING OFFICER, DIRECTOR. Mr. Khan has served as the Company's Chief Operating Officer and as a Director since June 27, 2000. Mr. Khan has also served as the Chief Executive Officer, Aacars.com.pk, a Pakistani company, since January 1999 where he is responsible for business development, marketing, operations, administration, and management of the company. From June 1998 to December 1998 Mr. Khan was Marketing Officer for National Investment Trust in Pakistan. Mr. Khan received his BS in Economics from James Madison University in Virginia.

Saquib Abdul Latif--CHIEF TECHNOLOGY OFFICER, SECRETARY. Mr. Latif has served as the Company's Chief Technology Officer and Secretary since June 27, 2000. Mr. Latif is also the Company's Business Development Manager. From June 1994 to January 2000, Mr. Latif worked for Citibank in Karachi, Pakistan and Istanbul, Turkey in a variety of capacities, including Operations Manager of the main Karachi branch, Project Manager, and Development Manager. Mr. Latif received a BS in Electrical and Computer Engineering and a MA in Economics from Ohio University.

Sajjad Hyder Zaidi--DIRECTOR. Mr. Zaidi has served the company as a director since June 27, 2000. Mr. Zaidi has had variety of positions with many companies throughout his career which started in 1957. Some of the companies that he worked with during his career are Burmashell (Pak) Ltd., Pakistan, Al-Ghousbi Group, Saudi Arabia, Aramco Oil Company, Saudi Arabia, Wicks BMTC, Saudi Arabia, Habib Group, Pakistan. He has served these companies in different capacities in the fields of Marketing and management. Mr. Zaidi has received his education in Allahabad, India.

         (B)      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE
ACT OF 1934

         To the knowledge of the Company has not yet filed Form 5 for the fiscal year ended June 30, 2000:
                                       10

ITEM 10-EXECUTIVE COMPENSATION

         (a)      SUMMARY COMPENSATION AND OPTIONS

         Currently, the Company is not compensating any of its officers or directors, other than reimbursing expenses incurred.

         The following table and attached notes sets forth the compensation of the Company's executive officers during each of the last three fiscal years. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance, reimbursement of expense, and other benefits provided to such individual that are extended in connection with the ordinary conduct of our business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation. The Company has no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed by the Company.


                                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                                     Long Term Compensation
                                       Annual Compensation                       Awards                  Payouts

Name and Principal                                         Other        Restricted
Position                                                   annual         Stock       Options      LTIP     All other
                          Year      Salary       Bonus   Compensation     Awards        SARs      Payouts  Compensation
-----------------------------------------------------------------------------------------------------------------------
Zain Effendi              2000       -0-          -0-         -0-           -0-          -0-       -0-       -0-
President, Chief          1999       -0-          -0-         -0-           -0-          -0-       -0-       -0-
Executive Officer         1998       -0-          -0-         -0-           -0-          -0-       -0-       -0-


Marvi E. Khan             2000       -0-          -0-         -0-           -0-          -0-       -0-       -0-
Chief Financial Officer   1999       -0-          -0-         -0-           -0-          -0-       -0-       -0-
                          1998       -0-          -0-         -0-           -0-          -0-       -0-       -0-


Fahad U. Khan             2000       -0-          -0-         -0-           -0-          -0-       -0-       -0-
Chief Operating Officer   1999       -0-          -0-         -0-           -0-          -0-       -0-       -0-
                          1998       -0-          -0-         -0-           -0-          -0-       -0-       -0-


Saquib Latif              2000       -0-          -0-         -0-           -0-          -0-       -0-       -0-
Chief Technology          1999       -0-          -0-         -0-           -0-          -0-       -0-       -0-
Officer                   1998       -0-          -0-         -0-           -0-          -0-       -0-       -0-

-----------------------------------------------------------------------------------------------------------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The Company did not grant any stock options during our fiscal year ending June 30, 2000.

--------------------------------------------------------------------------------------------------------------------

NAME                                        NUMBER OF           PERCENT OF TOTAL     EXERCISE OR    EXPIRATION DATE
                                           SECURITIES             OPTIONS/SARS        BASE PRICE
                                            UNDERLYING             GRANTED TO           ($/SH)
                                          OPTIONS/SARS            EMPLOYEES IN
                                           GRANTED (#)             FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
Zain Effendi                                    -0-                    N/A                N/A             N/A
--------------------------------------------------------------------------------------------------------------------

Marvi E. Khan                                   -0-                    N/A                N/A             N/A
--------------------------------------------------------------------------------------------------------------------

Fahad U. Khan                                   -0-                    N/A                N/A             N/A
--------------------------------------------------------------------------------------------------------------------

Saquib Latif                                    -0-                    N/A                N/A             N/A
--------------------------------------------------------------------------------------------------------------------



         (b)      EMPLOYMENT CONTRACTS

         The Company currently does not have employment agreements with any of its employees although contract negotiations are under way and the Company expects to enter into written employment agreements with its officers in the fall of 2000.

         (c)      COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of September 25, 2000, by
(i) each person who is known to the Company to own beneficially more than 5% of the Company's voting outstanding Common Stock, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:


                                                                                PERCENTAGE
NAME                                        NUMBER OF SHARES (1)                BENEFICIALLY OWNED(2)
-----------------------------------------------------------------------------------------------------
Aberforth Investments Ltd.                  785,000                                      7.8
Suite 2B Mansion House
143 Main Street
Gibralter

Anthenaeum Consultants, Ltd.                800,000                                     13.1
Rovert House
Market Street North
Box N-529
Nassau, Bahamas

Atlas Equity Group                          400,000                                      6.6
701 Brickell Ave., Ste. 3120
Miami, FL 33131

Bergen Ltd.(2)                            1,600,000                                     26.2
Ste 1-3 16th Flr, Kinwick Center
32 Hollywood Rd.,
Hong Kong, China

First Southeast Enterprises, Ltd.           377,500                                      6.2
PO Box 3152
Road Town, Tortola
British Virgin Islands

Lefcount International Investments, Ltd     980,000                                     16.2
PO Box 3471
Road Town, Tortola
British Virgin Islands

MCFI Trading Ltd.                           815,000                                     13.4
First Floor, Victory House
99-1-1 Regent Street
London, W1R7HB
United Kingdom

Zain Effendi(2)                             -0-                                            *

Marvi E. Khan(2)                            -0-                                            *

Fahad U. Khan(2)                            -0-                                            *

Saquib Latif(2)                             -0-                                            *

Sajjad Hyder Zaidi(2)                       -0-                                            *

All officers and directors
as a group (5 persons)                      -0-                                            *

---------------
(1) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person or group.
(2) 18,300,000 shares of Common Stock are held by Intelilabs as treasury stock. These shares have no voting rights have no voting rights under Delaware law and are not counted in calculating the percentages held by the beneficial owners presented in this chart.
(3) c/o Company's address: Water Gardens 1620 26th Street, 3rd Floor Santa Monica CA 90404.
*        Less than one percent.

ITEM 13 - EXHIBITS AND REPORTS


      (a)         EXHIBITS


EXHIBIT NO.       DOCUMENT DESCRIPTION
-----------       --------------------
10.1              Mandiff Service Agreement, dated June 10, 2000
10.2              Sub-Lease Agreement, dated June 26, 2000
10.3              Web Site Development Agreement, dated June 10, 2000
21.1              Consent of Kabani & Company, Inc., CPAs
21.2              Consent of Berenfeld Spritzer Shechter & Sheer, CPAs
27.1              Financial Data Schedule

      (b)         REPORTS ON FORM 8-K

         During the last quarter of Intelilabs' fiscal year ending June 30, 2000, Intelilabs filed two reports on Form 8-K. On July 13, 2000, the Company reported the resignation of Ms. Rebecca Brock and Ms. Michelle Brock as officers and directors and the appointment of the current management team. On August 30, 2000, the Company reported changing its certifying independent accountant from Berenfeld, Spritzer, Schecter & Sheer in Florida to Kabani & Company, Inc. in California.

In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELILABS.COM, INC.



By: Zain Effendi
Its: President and Chief Executive Officer


Signature                                      Title                                                  Date
/s/ Zain Effendi
---------------------------------               President and Chief Executive Officer                  September 27, 2000
Zain Effendi                                      and Chairman


/s/ Marvi E. Khan
---------------------------------               Chief Financial Officer and                            September 27, 2000
Marvi E. Khan                                     Director


/s/ Fahad U. Khan
---------------------------------               Chief Operating Officer and                            September 27, 2000
Fahad U. Khan                                     Director


/s/ Saquib Latif
---------------------------------               Chief Technology Officer and                           September 27, 2000
Saquib Latif                                      Secretary


/s/ Sajjad Hyder Zaidi
---------------------------------               Director                                               September 27, 2000
Sajjad Hyder Zaidi

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Intelilabs.com, Inc.:

We have audited the accompanying balance sheet of Intelilabs.com, Inc. (a Delaware corporation) (the "Company") as of June 30, 2000, and the related statements of operations, stockholders' deficit and cash flows for the twelve month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 1999 and for the year then ended, were audited by other auditors whose report dated August 31, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelilabs.com, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the twelve month period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from inception to June 30, 2000 of $131,777 including net losses of $94,531 and $37,246 during the year ended June 30, 2000 and 1999, respectively. The company's total liabilities exceed its total assets by $78,777 at June 30, 2000. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
September 9, 2000

                               INTELILABS.COM,INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2000



                                      ASSETS

     CURRENT ASSETS:
       Interest Receivable                                    $      833
       Due from CIS                                              151,438
                                                              ----------
           Total current assets                                  152,271

     PROPERTY AND EQUIPMENT, NET                                   6,119

                                                              ----------
                                                              $  158,390
                                                              ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
       Accrued expenses                                       $   37,167
       Advances                                                  200,000
                                                              ----------
           Total current liabilities                             237,167

     COMMITMENTS

     STOCKHOLDERS' DEFICIT

       Preferred stock, $.0001 par value, 1,000,000
           shares authorised, no shares issued or
           outstanding
       Common stock, $.0001 par value; 50,000,000
           shares authorised, 24,400,000 shares
           issued and outstanding                                  2,440
       Additional paid in capital                                 50,560
       Deficit accumulated during the development stage         (131,777)
                                                              ----------
           Total stockholders' deficit                           (78,777)

                                                              ----------
                                                                 158,390
                                                              ==========


See accompanying independent auditors' report and notes to financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED JUNE 30, 2000 & 1999


                                                                                                          PERIOD FROM APRIL 20,
                                                                                                            1998 (INCEPTION)
                                                                        JUNE 30,           JUNE 30,         THROUGH JUNE 30,
                                                                         2000               1999                  2000
                                                                     ---------------   ---------------    ---------------------
Development stage revenue                                            $          200    $            -     $         200

Development stage expenses:                                                  76,347            37,246           113,593

Gain on disposal of assets and liabilities                                   17,584                 -            17,584
                                                                     --------------    --------------     -------------
Deficit accumulated during the development
  stage before provision of income tax                                      (93,731)          (37,246)         (130,977)

Provision of Income Tax                                                         800                 -               800

                                                                     --------------    --------------     -------------
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     $      (94,531)   $      (37,246)    $    (131,777)
                                                                     ==============    ==============     =============

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK OUTSTANDING                                               24,400,000         2,000,000        24,400,000
                                                                     ==============    ==============     =============

BASIC AND DILUTED NET LOSS PER SHARE                                 $       (0.004)   $       (0.019)    $      (0.005)
                                                                     ==============    ==============     =============


The basic net loss per share has been restated to retroactively effect a forward stock split in the ratio of eight shares for one share.


See accompanying independent auditors' report and notes to financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                           COMMON STOCK           ADDITIONAL                         TOTAL
                                                   NUMBER OF                       PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                                    SHARES           AMOUNT        CAPITAL         DEFICIT           DEFICIT
                                                 --------------    -----------   -----------   ---------------   ----------------
Issuance of Shares to related
  parties for consulting fees in
  period ended June 1998                             2,500,000     $      250    $    2,250    $            -    $         2,500

Net loss from inception through
  June 30, 1998                                              -              -             -                 -                  -
                                                 --------------    -----------   -----------   ---------------   ----------------
Balance, June 30, 1998                               2,500,000            250         2,250                 0              2,500

Issuance of Shares to third parties                    500,000             50        49,950                 -             50,000

Issuance of Shares for legal services                   50,000              5           495                 -                500

Net loss for the year ended June 30, 1999                    -              -             -           (37,246)           (37,246)
                                                 --------------    -----------   -----------   ---------------   ----------------
Balance, June 30, 1999                               3,050,000            305        52,695           (37,246)            15,754

Forward stock split                                 21,350,000          2,135        (2,135)                -                  -

Net loss for the year ended June 30, 2000                    -              -             -           (94,531)           (94,531)

                                                 --------------    -----------   -----------   ---------------   ----------------
Balance, June 30, 2000                              24,400,000   $      2,440  $     50,560   $      (131,777)  $        (78,777)
                                                 ==============    ===========   ===========   ===============   ================




See accompanying independent auditors' report and notes to financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                      PERIOD FROM
                                                                                                                     APRIL 20, 1998
                                                                           FOR THE YEAR ENDED  FOR THE YEAR ENDED     (INCEPTION) TO
                                                                               JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000
                                                                              ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Deficit accumulated during the development stage                 $       (94,531)   $       (37,246)   $      (131,777)
             Adjustments to reconcile deficit accumulated during the
                   development stage to cash used in operating activities
             OPERATING ACTIVITIES:
                         Depreciation and amortization                                    106                 --                106
                         Gain on disposal of assets & liabilities                     (17,584)           (17,584)
                         Issuance of shares for consulting & other services                --              3,000              3,000
                         (Increase) / decrease in current assets:
                                     Prepaid expenses & other assets                      458             (1,200)              (742)
                                     Interest Receivable                                 (833)                --               (833)
                         Increase / (decrease) in current liabilities:
                                     Accounts payable                                  11,464                886             12,350
                                     Accrued expenses                                  29,917             13,000             42,917
                                                                              ---------------    ---------------    ---------------
                         Net cash used in operating activities                        (71,003)           (21,560)           (92,563)
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                         Net proceeds from Advances                                   209,692                 --            209,692
                         Payment on account to a related party                       (151,438)               100           (151,338)
                         Proceeds from sale of common stock                                 0             50,000             50,000
                                                                              ---------------    ---------------    ---------------
                         Net cash provided by financing activities                     58,254             50,100            108,354
                                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
                         (Increase) decrease in investments                              (200)            (5,000)            (5,200)
                         Acquisition of property & equipment                           (9,741)              (850)           (10,591)
                                                                              ---------------    ---------------    ---------------
                         Net cash used in investing activities                         (9,941)            (5,850)           (15,791)
                                                                              ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                                     (22,690)            22,690                 --

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                              22,690                 --                 --
                                                                              ---------------    ---------------    ---------------

CASH & CASH EQUIVALENT, ENDING BALANCE                                        $            --    $        22,690    $            --
                                                                              ===============    ===============    ===============

SUPPLEMENTAL INFORMATION:

             CASH PAID FOR INTEREST                                           $            92    $            --    $            92
                                                                              ===============    ===============    ===============

             CASH PAID FOR INCOME TAXES                                       $            --    $            --    $            --
                                                                              ===============    ===============    ===============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

(1)    The company issued common stock for consulting and legal services of
            $3,000

(2)    The cash flow statement for 2000 does not include the effect of transfer of certain assets and liabilities to the old management

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 &  1999


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

                       Intelilabs.com, Inc. (formerly known as Quentin Road Productions, Inc.) ("The Company"), was incorporated on April 20, 1998 under the law of the state of Delaware. The Company's activities from inception until June 30, 2000 consisted primarily of reviewing possible business opportunities and developing the business model. The Company had no revenue for the year ended June 30, 2000 and 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

                       The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

USE OF ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY & EQUIPMENT

                       Property and equipment are recorded at cost.
Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

INCOME TAXES

                       Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income
(loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 &  1999

BASIC AND DILUTED NET LOSS PER SHARE

                       Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

                       Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

COMPREHENSIVE INCOME

                       Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive Income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The implementation of this standard did not have a material impact on its financial statements.

ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

                       In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (ASEC of AICPA) issued Statement of position (SOP) No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use", effective for fiscal years beginning after December 15, 1998. SOP N0. 98-1 requires that certain costs of computer software developed or obtained for internal use be capitalized and amortized over the useful life of the related software. The implementation of this standard did not have a material impact on its financial statements.

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 &  1999

COSTS OF START-UP ACTIVITIES

                       In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the costs of start-up activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have a material impact on its financial statements.

ACCOUNTING DEVELOPMENTS

                       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

                       In March  2000,  the FASB  issued  FASB
Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998,or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

3.       DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN UNCERTAINTY

                       The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to June 30, 2000 of $131,777 including net losses of $94,531 and $37,246 during the year ended June 30, 2000 and 1999, respectively. The company's total liabilities exceed its total assets by $78,777 at June 30, 2000.

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 &  1999

The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

                       In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                       Management   has  taken  the   following   steps  to
revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company has embarked on new marketing methods. The management has put together a sales team to implement its marketing policies. In addition, the Company is actively pursuing potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4.       PROPERTY AND EQUIPMENT


                                                    JUNE 30, 2000
                                                    -------------
         Furniture & fixtures & Office equipment    $       3,106
         Computer equipment                                 3,119
                                                    -------------
                                                            6,225
         Less Accumulated Depreciation                        106
                                                    -------------
                                                    $       6,119
                                                    =============


5.       ACCRUED EXPENSES

         Accrued expenses as of June 30, 2000 consist of the following:

         Website development expenses               $      25,000
         Professional fees                                 11,367
         Income Tax                                           800
                                                    -------------
                                                    $      37,167
                                                    =============

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 &  1999

6.       INCOME TAXES

                       Since the Company has not generated taxable income since inception, no provision for income taxes has been provided (other than minimum franchise taxes paid to the State of California). Differences between income tax benefits computed at the federal and state statutory rate and reported income taxes for the year ended June 30, 2000 and 1999 are primarily attributable to the valuation allowance for net operating losses (NOL) and other permanent differences. The net deferred tax (benefit) due to NOL carried forward, as June 30, 2000 consisted of the following:


                                                          JUNE 30, 2000
                                                          -------------
Deferred tax asset                                        $      28,676
Deferred tax asset valuation allowance                          (28,676)
                                                          -------------
      Balance                                             $           -
                                                          =============

                       A summary of Net operating losses carried forward and their expiration date is as follows:


                YEAR OF EXPIRATION               NET OPERATING LOSSES
                ------------------               --------------------
                              2014                          $  94,531
                ==================               ====================

The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company. Therefore, the availability of the Company's net operating loss carryforwards is limited. The provision for income taxes consists of the California state minimum taxes imposed on corporations.

7.       STOCKHOLDERS' EQUITY

                       The Company issued 500,000 common shares upon incorporation to Rebecca J. Brock (former president), in consideration for management services valued at $500, in the year ended June 30, 1999. In addition, it issued 2,000,000 common shares to Atlas Equity Group, Inc., an affiliated Company, in exchange for consulting services valued at $2,000, in the year ended June 30, 1998. These investors are deemed to be founders and affiliates of the Company.

                       In March, 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act 1933. Common Shares were offered to non-accredited investors for cash consideration of $.10 per share. 500,000 shares were issued to 21 unaffiliated shareholders. The offering is now closed.

                       In June 1999, the Company engaged legal counsel for services relating to SEC filings and related documentation. 50,000 shares of common stock, valued at $500, were issued in consideration of the services rendered.

                       In April 2000, the Company authorized an eight-for-one split of its common stock, effected in the form of a stock dividend, which was paid to stockholders of record. All of the per share data in these financial statements have been retroactively adjusted to reflect the stock split.

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 &  1999

8.       RELATED PARTY TRANSACTIONS

                       The Company paid $50,000 in the year ended June 30, 2000, for website development expense to a Company owned by the President of the company.

9.       TRANSFER OF ASSETS AND LIABILITIES:

                       The Company transferred all the existing assets and liabilities as on May 23, 2000, at the time of change in the Company's management, to the old management. The Company transferred following:

               Assets transferred             $ 10,308
               Liabilities transferred          27,892
                                              --------
               Net gain on transfer             17,584
                                              ========

 10.          COMMITMENTS

                       The Company has entered into an agreement to lease an office space. This lease is treated as an operating lease. Under the lease agreement, the Company is required to pay $1,448 per month, including tax, through January 2001. At June 30, 2000, the future minimum lease payments for next twelve months approximated $10,136.

11.           RECLASSIFICATION

                       Certain amounts in the accompanying 1999 financial statements have been reclassified to conform to the presentation for 2000.