Form 10KSB/A
period 2000-06-30
INTELILABS COM INC
filed 2000-11-20
CIK 1085257

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
                                   AMENDMENT 1
       [] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       or
        [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant had no revenues for its fiscal year ended December 31, 1999. As of November 7, 2000, Registrant had 24,400,000 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $12,320,000. 18,300,000 of the Registrant's issued and outstanding shares are treasury shares held by the Registrant and have no voting powers. This calculation is based upon the closing sales price of $11 per share on November 7, 2000.

Transitional Small Business Disclosure Format (check one).   Yes [x]     No [ ]

                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET


PART I                                                                    PAGE
Item 1            Description of Business                                  1

Item 2            Description of Property                                  5

Item 3            Legal Proceedings                                        6

Item 4            Submission of Matters to a Vote of Security Holders      6

PART II

Item 5            Market for Common Equity and Related Stockholder
                           Matters                                         6

Item 6            Management's Discussion and Analysis                     6

Item 7            Financial Statements                                     7

Item 8            Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure             7

PART III

Item 9            Directors, Executive Officers, Promoters and
                           Control Persons; Compliance with
                           Section 16(a) of the Exchange Act               7

Item 10           Executive Compensation                                   9

Item 11           Security Ownership of Certain Beneficial Owners and
                           Management                                     10

Item 12           Certain Relationships and Related Transactions          13

Item 13           Exhibits and Reports on Form 8-K                        14


                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

               A.   BUSINESS DEVELOPMENT

                    1.   FORM AND YEAR OF ORGANIZATION

      Intelilabs.com, Inc.. ("Intelilabs" or the "Company") was incorporated as Quentin Road Productions, Inc. on April 20, 1998. The principal offices of the company are located at Water Gardens 1620 26th Street, 3rd Floor Santa Monica CA 90404.

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

      In order to compete for these anticipated revenues, new Internet companies are being launched on a daily basis. However, according to a recent survey published by THE STANDARD, entitled "State of the Startup 2000," only 10% of the start-ups belong to an incubation company. Currently, a substantial gap exists between the number of potential customers for incubation services and the number of actual customers Therefore, the management of the Company believes that there is a great deal of potential for growth in the incubation services sector.

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

    In addition to these products, the Company plans to offer the following services :

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


                              High             Low             High
   Quarter ended              Ask              Bid             Bid
   ------------------------------------------------------------------
   3/31/00                   0 9/64            0 3/64         0 13/64
   6/30/00                   6 9/32            0 3/4          6 9/32



          (b)  STOCKHOLDERS

          As of November 7, 2000, the Company had approximately 14 holders of Company Common Stock. 68,000 shares were registered in the name of Cede and Co.

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

          PLAN OF OPERATION

          On April 12, 2000, the Company purchased 18,300,000 shares of its common stock from its shareholders. See Note 12 of the Financial Statements. In June of this year, following the establishment of the Company's new management, Intelilabs.com entered into the Mandiff Service Agreement with Knightrider Investments, of Nassau, Bahamas. This agreement provides for Intelilabs to receive $300,000 for providing Mandiff consulting services to Knightrider Investments. As required by this agreement Knightrider Investments paid the Company $200,000 on the effective date of the agreement. This $200,000 was the primary source of revenue for Intelilabs for the year 2000. The Company did not receive any revenue for the fiscal year ending June 30, 1999.

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

The directors and executive officers of the Company are as follows:


    NAME                AGE         POSITION
    ----                ---         --------

NAME                       AGE      OFFICE
----                       ---      ------
Zain Effendi               30       President, Chief Executive Officer, Chairman
                                    of the Board of Directors
Marvi E. Khan*             28       Chief Financial Officer, Director
Fahad U. Khan*             25       Chief Operating Officer, Director
Saquib Latif               32       Chief Technology Officer, Secretary
Sajjad Hyder Zaidi         64       Director


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

Marvi E. Khan--CHIEF FINANCIAL OFFICER, DIRECTOR. Ms. Khan has served as the Company's Chief Financial Officer and as a Director since June 27, 2000. Ms. Khan is also a member of the Board of Directors of Sindh Abadgars Sugar Mills Ltd., a public company listed on Pakistani stock exchanges. Ms. Khan has also served as Deputy Chief Executive for Aacars.com.pk in Pakistan since January 1999. From May 1998 to December 1999, Ms. Khan worked as a Management Consultant for National Investment Trust in Pakistan. From August 1995 to August 1996, Ms. Khan was the Manager of Finance for Sindh Abadgar Sugar Mills Ltd., a public company listed on Pakistani stock exchanges. Ms. Khan received a BA in International Management from Franklin College in Switzerland and a MA in Management Science from Boston University in London.

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

          (b)  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
               1934

               To the knowledge of the Company, Athenaeum Consultants, Ltd., Bergen Ltd., Lefcount International Investments, Ltd., and MCFI Trading Ltd. have not yet filed Form 5 for the fiscal year ended June 30, 2000..

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

                           SUMMARY COMPENSATION TABLE


==================================================================================================================
                                                                                 Long Term Compensation
                                     Annual Compensation                      Awards                Payouts

Name and Principal                                       Other       Restricted                          All other
Position                                                 annual      Stock         Options    LTIP       Compen-
                          Year   Salary         Bonus    Compen-     Awards         SARs      Payouts    sation
                                                         satio
------------------------------------------------------------------------------------------------------------------
Zain Effendi              2000   -0-             -0-         -0-         -0-          -0-       -0-       -0-
President, Chief          1999   -0-             -0-         -0-         -0-          -0-       -0-       -0-
Executive Officer         1998   -0-             -0-         -0-         -0-          -0-       -0-       -0-
                                                                                      -0-

Marvi E. Khan             2000   -0-             -0-        -0-          -0-          -0-       -0-       -0-
Chief Financial Officer   1999   -0-             -0-        -0-          -0-          -0-       -0-       -0-
                          1998   -0-             -0-        -0-          -0-          -0-       -0-       -0-
                                                 -0-        -0-


Fahad U. Khan             2000   -0-             -0-        -0-          -0-          -0-       -0-       -0-
Chief Operating Officer   1999   -0-             -0-        -0-          -0-          -0-       -0-       -0-
                          1998   -0-             -0-        -0-          -0-          -0-       -0-       -0-


Saquib Latif              2000   -0-             -0-        -0-          -0-          -0-       -0-       -0-
Chief Technology Officer  1999   -0-             -0-        -0-          -0-          -0-       -0-       -0-
                          1998   -0-             -0-        -0-          -0-          -0-       -0-       -0-
----------------------------------------------------------------------------------------------------------------------


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

         The Company did not grant any stock options during our fiscal year ending June 30, 2000.


--------------------------------------------------------------------------------
NAME             NUMBER OF       PERCENT OF TOTAL     EXERCISE OR   EXPIRATION
                 SECURITIES      OPTIONS/SARS         BASE PRICE     DATE
                 UNDERLYING      GRANTED TO           ($/SH)
                 OPTIONS/SARS    EMPLOYEES IN
                 GRANTED(#)      FISCAL YEAR
--------------------------------------------------------------------------------
Zain Effendi        -0-           N/A                 N/A             N/A
--------------------------------------------------------------------------------

Marvi E. Khan       -0-           N/A                 N/A             N/A
--------------------------------------------------------------------------------

Fahad U. Khan       -0-           N/A                 N/A             N/A
--------------------------------------------------------------------------------

Saquib Latif        -0-           N/A                 N/A             N/A
--------------------------------------------------------------------------------


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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of November 7, 2000, by
(i) each person who is known to the Company to own beneficially more than 5% of the Company's voting outstanding Common Stock, (ii) each of the Company's directors and officers, and (iii) all officers and directors as a group:


                                                                       PERCENTAGE
NAME                                        NUMBER OF SHARES(1)        BENEFICIALLY OWNED(2)
---------------------------------------------------------------------------------------------
Aberforth Investments Ltd.                  785,000                             7.8
Suite 2B Mansion House
143 Main Street
Gibralter

Anthenaeum Consultants, Ltd.                800,000                            13.1
Rovert House
Market Street North
Box N-529
Nassau, Bahamas

Atlas Equity Group                          400,000                             6.6
701 Brickell Ave., Ste. 3120
Miami, FL 33131

Bergen Ltd.(2)                            1,600,000                            26.2
Ste 1-3 16th Flr, Kinwick Center
32 Hollywood Rd.,
Hong Kong, China

First Southeast Enterprises, Ltd.           377,500                             6.2
PO Box 3152
Road Town, Tortola
British Virgin Islands

Lefcount International Investments, Ltd     980,000                            16.2
PO Box 3471
Road Town, Tortola
British Virgin Islands

MCFI Trading Ltd.                           815,000                            13.4
First Floor, Victory House
99-1-1 Regent Street
London, W1R7HB
United Kingdom

Zain Effendi(3)                             -0-                                   *

Marvi E. Khan(3)                            -0-                                   *

Fahad U. Khan(3)                            -0-                                   *

Saquib Latif(3)                             -0-                                   *

Sajjad Hyder Zaidi(3)                       -0-                                   *

All officers and directors
as a group (5 persons)                      -0-                                   *


----------

(1) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person or group.
(2) 18,300,000 shares of Common Stock are held by Intelilabs as treasury stock. These shares have no voting rights under Delaware law and are not counted in calculating the percentages held by the beneficial owners presented in this chart.
(3) c/o Company's address: Water Gardens 1620 26th Street, 3rd Floor Santa Monica CA 90404.
* Less than one percent.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

ITEM 13 - EXHIBITS AND REPORTS


          (a)  EXHIBITS

EXHIBIT NO.       DOCUMENT DESCRIPTION

10.1              Mandiff Service Agreement, dated June 10, 2000*
10.2              Sub-Lease Agreement, dated June 26, 2000*
10.3              Web Site Development Agreement, dated June 10, 2000*
23.1              Consent of Kabani & Company, Inc., CPAs
23.2              Consent of Berenfeld Spritzer Shechter & Sheer, CPAs
27.1              Financial Data Schedule

* Filed previously on Form 10-KSB filed with the SEC on September 28, 2000 and incorporated herein by reference.


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

November 16, 2000           INTELILABS.COM, INC.



                            /s/ Zain Effendi
                            ------------------------------------------
                            By: Zain Effendi
                            Its: President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signedbelow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                Title                                       Date
/s/ Zain Effendi
----------------------------    President and Chief Executive Officer       November 16, 2000
Zain Effendi                             and Chairman


/s/ Marvi E. Khan
----------------------------    Chief Financial Officer and                 November 16, 2000
Marvi E. Khan                            Director



/s/ Fahad U. Khan
-----------------------------   Chief Operating Officer and                 November 16, 2000
Fahad U. Khan                           Director



/s/ Saquib Latif
-----------------------------   Chief Technology Officer and                November 16, 2000
Saquib Latif                             Secretary


/s/ Sajjad Hyder Zaidi
-----------------------------   Director                                    November 16, 2000
Sajjad Hyder Zaidi


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from inception to June 30, 2000 of $131,777 including net losses of $94,531 and $37,246 during the year ended June 30, 2000 and 1999, respectively. The company's total liabilities exceed its total assets by $97,077 at June 30, 2000. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the financial statements, an error resulting in exclusion of Treasury stock held by the Company as of June 30, 2000, were discovered by management of the Company. Accordingly, the financial statements have been restated and an adjustment has been made to the Stockholders' deficit in the Balance sheet and Statement of Stockholders' deficit as on June 30, 2000, to correct the error.




KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
September 9, 2000 except for Note 13 as to which the date is October 27, 2000

                               INTELILABS.COM,INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS
   CURRENT ASSETS:
         Interest Receivable                                                   $          833
         Due from CIS                                                                 151,438
                                                                                -------------
                            Total current assets                                     152,271

   PROPERTY AND EQUIPMENT, NET                                                          6,119

                                                                                -------------
                                                                               $      158,390
                                                                                =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
         Accrued expenses                                                      $       37,167
         Note payable                                                                  18,300
         Advances                                                                     200,000
                                                                                -------------
                            Total current liabilities                                 255,467

   COMMITMENTS

   STOCKHOLDERS' DEFICIT

         Preferred stock, $.0001 par value, 1,000,000 shares authorized, no shares issued or outstanding
         Common stock, $.0001 par value; 50,000,000 shares authorized,
         24,400,000 shares issued and outstanding                                       2,440
         Additional paid in capital                                                    50,560
         Deficit accumulated during the development stage                            (131,777)
                                                                                -------------
                                                                                      (78,777)
         Treasury Stock,18,300,000 common stock (at cost)                             (18,300)
                                                                                -------------
                      Total stockholders' deficit                                     (97,077)

                                                                                -------------
                                                                               $      158,390
                                                                                =============


      See accompanying independent auditors' report and notes to financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               YEAR ENDED JUNE 30, 2000 & 1999 AND THE PERIOD FROM
                   APRIL 20, 1998 (INCEPTION) TO JUNE 30, 2000


                                                                                                         PERIOD FROM APRIL 20,
                                                                                                            1998 (INCEPTION)
                                                                        JUNE 30,           JUNE 30,        THROUGH JUNE 30,
                                                                         2000               1999                2000
                                                                      -------------     ------------     -----------------
  Development stage revenue                                           $         200      $         -      $        200

  Development stage expenses:                                                76,347           37,246           113,593

  Gain on disposal of assets and liabilities                                 17,584                -            17,584

                                                                      -------------     ------------      -----------
  Deficit accumulated during the development stage before
      provision of income tax                                               (93,731)         (37,246)         (130,977)

  Provision of Income Tax                                                       800                -               800

                                                                      -------------     ------------      -----------
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                    $     (94,531)     $   (37,246)     $   (131,777)
                                                                      =============     ============      ============

  BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK OUTSTANDING                                           24,400,000       24,400,000        24,400,000
                                                                      =============     ============      ============

  BASIC AND DILUTED NET LOSS PER SHARE                                $      (0.004)     $    (0.002)     $     (0.005)
                                                                      =============     ============      ============


The basic net loss per share has been restated to retroactively effect a forward stock split in the ratio of eight shares for one share.


      See accompanying independent auditors' report and notes to financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               YEAR ENDED JUNE 30, 2000 & 1999 AND THE PERIOD FROM
                   APRIL 20, 1998 (INCEPTION) TO JUNE 30, 2000


                                                                                                                    PERIOD FROM
                                                                                                                    PRIL 20, 1998
                                                                              FOR THE YEAR ENDED FOR THE YEAR ENDED INCEPTION) TO
                                                                                 JUNE 30, 2000     JUNE 30, 1999    JUNE 30, 2000
                                                                              ------------------ ------------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Deficit accumulated during the development stage                 $ (94,531)            $(37,246)       $(131,777)
             Adjustments to reconcile deficit accumulated during the
                   development stage to cash used in operating activities
             OPERATING ACTIVITIES:
                         Depreciation and amortization                              106                 --                106
                         Gain on disposal of assets & liabilities               (17,584)                              (17,584)
                         Issuance of shares for consulting & other services        --                  3,000            3,000
                         (Increase) / decrease in current assets:
                                     Prepaid expenses & other assets                458               (1,200)            (742)
                                     Interest Receivable                           (833)                --               (833)
                         Increase / (decrease) in current liabilities:
                                     Accounts payable                            11,464                  886           12,350
                                     Accrued expenses                            29,917               13,000           42,917
                                                                              ---------             --------        ---------
                         Net cash used in operating activities                  (71,003)             (21,560)         (92,563)
                                                                              ---------             --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
                         (Increase) decrease in investments                        (200)              (5,000)          (5,200)
                         Acquisition of property & equipment                     (9,741)                (850)         (10,591)
                                                                              ---------             --------        ---------
                         Net cash used in investing activities                   (9,941)              (5,850)         (15,791)
                                                                              ---------             --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
                         Net proceeds from Advances                             209,692                 --            209,692
                         Payment on account to a related party                 (151,438)                 100         (151,338)
                         Proceeds from sale of common stock                           0               50,000           50,000
                                                                              ---------             --------        ---------
                         Net cash provided by financing activities               58,254               50,100          108,354
                                                                              ---------             --------        ---------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                               (22,690)              22,690             --

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                        22,690                 --               --
                                                                              ---------             --------        ---------
CASH & CASH EQUIVALENT, ENDING BALANCE                                        $    --               $ 22,690        $    --
                                                                              =========             ========        =========
SUPPLEMENTAL INFORMATION:

             CASH PAID FOR INTEREST                                           $      92             $   --          $    92
                                                                              =========             ========        =========
             CASH PAID FOR INCOME TAXES                                       $    --               $   --          $    --
                                                                              =========             ========        =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY


(1)      The company issued common stock for consulting and legal services of
         $3,000

(2) The cashflow statement for 2000 does not include the effect of transfer of certain assets and liabilities to the old management and purchase of treasury stock for a note payable of $18,300

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE PERIOD APRIL 20, 1998 (INCEPTION) TO JUNE 30, 2000


                                                       COMMON STOCK        ADDITIONAL                                TOTAL
                                               NUMBER OF                    PAID-IN        TREASURY  UMULATED     STOCKHOLDERS'
                                                SHARES          AMOUNT      CAPITAL         STOCK    DEFICIT    EQUITY (DEFICIT)
                                               ---------    ------------   ----------      --------  --------     -------------
Issuance of Shares to related parties for
   consulting fees in period ended June 1998   2,500,000       $  250       $  2,250        $   --     $    --       $  2,500

Net loss from inception through June 30, 1998       --           --             --              --          --           --
                                              ----------    ------------   ----------      ----------  ---------- -------------
Balance, June 30, 1998                         2,500,000          250          2,250            --          --          2,500

Issuance of Shares to third parties              500,000           50         49,950            --          --         50,000

Issuance of Shares for legal services             50,000            5            495            --          --            500

Net loss for the year ended June 30, 1999           --           --             --              --        37,246)     (37,246)
                                              ----------    ------------   ----------      ----------  ---------- -------------
Balance, June 30, 1999                         3,050,000          305         52,695            --       (37,246)      15,754

Forward stock split                           21,350,000        2,135         (2,135)           --          --           --

Purchase of 18,300,000 Shares of Treasury
   Stock (at cost)                                  --           --             --           (18,300)       --        (18,300)

Net loss for the year ended June 30, 2000           --           --             --              --       (94,531)     (94,531)
                                              ----------    ------------   ----------      ----------  ---------- -------------
Balance, June 30, 2000                        24,400,000       $2,440       $ 50,560        $(18,300)  $(131,777)    $(97,077)
                                              ==========    ============   ==========      ==========  ========== =============


      See accompanying independent auditors' report and notes to financial statements

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


3.       DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN UNCERTAINTY

              The Company's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses from inception to June 30, 2000 of $131,777 including net losses of $94,531 and $37,246 during the year ended June 30, 2000 and 1999, respectively. The company's

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2000 & 1999

total liabilities exceed its total assets by $97,077 at June 30, 2000. The continuing losses have adversely affected the liquidity of the Company. Losses are expected to continue for the immediate future. The Company faces continuing significant business risks, including but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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


4.       PROPERTY AND EQUIPMENT


                                                      JUNE 30, 2000
                                                      -------------
Furniture & fixtures & Office equipment                   $3,106
Computer equipment                                         3,119
                                                          ------
Less:Accumulated Depreciation                              6,225
                                                             106
                                                          ------
                                                          $6,119
                                                          ======



5.       ACCRUED EXPENSES

                Accrued expenses as of June 30, 2000 consist of the following:


Website development expenses   $25,000
Professional fees               11,367
Income  Tax                        800
                               -------
                               $37,167
                               =======


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


                                       JUNE 30, 2000
                                       -------------
Deferred tax asset                       $ 28,676
Deferred tax asset valuation
allowance                                 (28,676)
                                       -------------
  Balance                                $   --
                                       =============


              A summary of Net operating losses carried forward and their expiration date is as follows:


YEAR OF EXPIRATION                               NET OPERATING LOSSES
------------------                               --------------------
       2014                                      $  94,531


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

              In March 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated under the Securities Act 1933. Common Shares were offered to non-accredited investors for cash consideration of $.10 per share. 500,000 shares were issued to 21 unaffiliated shareholders. The offering is now closed.

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2000 & 1999

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

              The Company deposited $200,000 with CIS, an entity owned by the president of the Company. CIS has been deducting management and other expenses paid on behalf of the Company, from the deposit. The Company has a balance with CIS of $151,438 at June 30, 2000. Subsequent to the year end, CIS refunded the remaining amount, after deducting various expenses paid on behalf of the Company.


9.       TRANSFER OF ASSETS AND LIABILITIES:

              The Company transferred all the existing assets and liabilities as on May 23, 2000, at the time of change in the Company's management, to the old management. The Company transferred following:


Assets transferred        $10,308
Liabilities transferred    27,892
                          -------
Net gain on transfer      $17,584
                          =======


 10.          COMMITMENTS

              The Company has entered into an agreement to lease an office space. This lease is treated as an operating lease. Under the lease agreement, the Company is required to pay $1,448 per month, including tax, through January 2001. At June 30, 2000, the future minimum lease payments for next twelve months approximated $10,136.

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2000 & 1999

11.           RECLASSIFICATION

              Certain amounts in the accompanying 1999 financial statements have been reclassified to conform to the presentation for 2000.


12.      SUBSEQUENT EVENTS

              Subsequent to the year-end, on August 16, 2000, the company established a 100% owned subsidiary in United Kingdom, "Intelilabs.com, limited, UK". On August 26, 2000, the company established a 100% owned subsidiary in Pakistan, "Intelilabs.com, (private) limited".


13.      CORRECTION OF ERROR

              The Company made an error in previously issued financial statement by excluding 18,300,000 treasury stock acquired at $.001 per share on April 24, 2000 and held by the Company in treasury at June 30, 2000. The financial statements have been corrected to reflect common stock held by the Company at cost of $18,300, as of June 30, 2000. The treasury stock were acquired through a note payable on demand, unsecured and non-interest bearing. The treasury stock has been recorded at cost basis in the financial statements