Form 10QSB
period 2000-09-30
INTELILABS COM INC
filed 2000-11-20
CIK 1085257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               For the quarterly period ended September 30, 2000

( ) For the transition period from __________ to __________

Commission file number: 000-26951

                              INTELILABS.COM, INC.

        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                      65-0830670

(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                      Water Gardens 26th Street, 3rd Floor
                         Santa Monica, California 90404
                           (310) 255-8893 - telephone
                    (Address of principal executive offices)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X             No
                                               ---               ---

           The issuer had 24,400,000 shares of its $.0001 par value Common Stock issued and outstanding as of November 7, 2000 of which 18,300,000 shares were treasury shares owned by the Company and holding no voting powers.

                      Transitional Small Business Disclosure Format (check one)

                                           Yes                No  X
                                               ---               ---

                              INTELILABS.COM, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION
                                                                                         PAGE NO.
                                                                                         --------
           Item 1.   Financial Statements

                     Comparative Unaudited Balance Sheet as of September 30, 2000
                     and December 31, 1999                                                   2

                     Comparative Unaudited Statements of Operations for the
                     Three Months Ended September 30, 2000 and the Three Months
                     Ended September 30, 1999                                                3

                     Comparative Unaudited Statements of Cash Flows for the
                     Three Months Ended September 30, 2000 and the Three Months
                     Ended September 30, 1999,                                               4

                     Notes to the Unaudited Consolidated Financial Statements                6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                           8

PART II.             OTHER INFORMATION

           Item 1.   Legal Proceedings                                                      10

           Item 2.   Changes in Securities and Use of Proceeds                              10

           Item 3.   Defaults Upon Senior Securities                                        10

           Item 4.   Submission of Matters to a Vote of Security Holders                    10

           Item 5.   Other Information                                                      10

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                               INTELILABS.COM,INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS
CURRENT ASSETS:
      Cash & cash equivalents                                     $       13,520
      Due from CIS                                                        89,086
      Other current assets                                                 2,468
                                                                   -------------
              Total current assets                                       105,074

PROPERTY AND EQUIPMENT, NET                                               10,543

                                                                   -------------
                                                                  $      115,617
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable & accrued expenses                         $       19,284
      Note payable                                                        18,300
      Loan from related party                                             19,909
      Advances                                                           200,000
                                                                   -------------
              Total current liabilities                                  257,493

COMMITMENTS

STOCKHOLDERS' DEFICIT

      Preferred stock, $.0001 par value, 1,000,000 shares
         authorized, no shares issued or outstanding
      Common stock, $.0001 par value; 50,000,000 shares
         authorized, 24,400,000 shares issued and outstanding              2,440
      Additional paid in capital                                          50,560
      Deficit accumulated during the development stage                  (176,576)
                                                                   -------------
                                                                        (123,576)
      Treasury Stock,18,300,000 common stock (at cost)                   (18,300)
                                                                   -------------
              Total stockholders' deficit                               (141,876)
                                                                   -------------
                                                                  $      115,617
                                                                   =============

 See accompanying independent auditors' report and notes to financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
           QUARTER ENDED SEPTEMBER 30, 2000 & 1999 AND THE PERIOD FROM
                APRIL 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000

                                                                                                   PERIOD FROM APRIL 20,
                                                                                                     1998 (INCEPTION)
                                                                   SEPTEMBER 30,    SEPTEMBER 30,         THROUGH
                                                                       2000             1999        SEPTEMBER 30, 2000
                                                                   -------------    -------------  ---------------------
Development stage revenue                                        $       1,817     $           -    $       2,017

Development stage expenses:                                             45,816             8,301          159,409

Gain on disposal of assets and liabilities                                   0                 -           17,584
                                                                  -------------     -------------    -------------
Deficit accumulated during the development stage before
    provision of income tax                                            (43,999)           (8,301)        (174,976)

Provision of Income Tax                                                    800                -               800

                                                                  -------------     -------------    -------------
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 $     (44,799)     $     (8,301)    $   (175,776)
                                                                  =============     =============    =============

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                                        24,400,000        24,400,000       24,400,000
                                                                  =============     =============    =============

BASIC AND DILUTED NET LOSS PER SHARE                             $      (0.002)     $     (0.000)    $     (0.007)
                                                                  =============     =============    =============

The basic net loss per share has been restated to retroactively effect a forward stock split in the ratio of eight shares for one share.


 See accompanying independent auditors' report and notes to financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
           QUARTER ENDED SEPTEMBER 30, 2000 & 1999 AND THE PERIOD FROM
                APRIL 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000

                                                                                                                      PERIOD FROM
                                                                                                                    APRIL 20, 1998
                                                                     FOR THE YEAR ENDED       FOR THE YEAR ENDED    (INCEPTION) TO
                                                                     SEPTEMBER 30, 2000       SEPTEMBER 30, 1999    SEPTEMBER, 2000
                                                                     ------------------       ------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Deficit accumulated during the development stage                 $        (44,799)        $         (8,301)     $    (176,576)
     Adjustments to reconcile deficit accumulated during the
       development stage to cash used in operating activities
     OPERATING ACTIVITIES:
          Depreciation and amortization                                            504                      130                610
          Gain on disposal of assets & liabilities                                   -                        -            (17,584)
          Issuance of shares for consulting & other services                         -                        -              3,000
          (Increase) / decrease in current assets:
                        Prepaid expenses & other assets                         (1,635)                     654             (3,210)
          Increase / (decrease) in current liabilities:
                        Accounts payable & accrued expenses                    (17,883)                    (963)            37,384
                                                                     ------------------       ------------------    ---------------
          Net cash used in operating activities                                (63,813)                  (8,480)          (156,376)
                                                                     ------------------       ------------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
          (Increase) decrease in investments                                         -                        -             (5,200)
          Acquisition of property & equipment                                   (4,928)                  (2,991)           (15,519)
                                                                     ------------------       ------------------    ---------------
          Net cash used in investing activities                                 (4,928)                  (2,991)           (20,719)
                                                                     ------------------       ------------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from Advances                                                 -                        -            209,692
          Payment on account to a related party                                 62,352                        -            (88,986)
          Loan from related party                                               19,909                        -             19,909
          Proceeds from sale of common stock                                         -                        -             50,000
                                                                     ---------------------    ------------------    ---------------
          Net cash provided by financing activities                             82,261                        -            190,615
                                                                     ------------------       ------------------    ---------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                               13,520                  (11,471)            13,520

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                            -                   22,690                  -
                                                                     ------------------       ------------------    ---------------
CASH & CASH EQUIVALENT, ENDING BALANCE                               $          13,520        $          11,219     $       13,520
                                                                     ==================       ==================    ===============
SUPPLEMENTAL INFORMATION:

              CASH PAID FOR INTEREST                                 $              79        $               -     $          171
                                                                     ==================       ==================    ===============
              CASH PAID FOR INCOME TAXES                             $               -        $               -     $            -
                                                                     ==================       ==================    ===============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

(1) The company issued common stock for consulting and legal services of $3,000

(2) The cashflow statement for 2000 does not include the effect of transfer of certain assets and liabilities to the old management and purchase of treasury stock for a note payable of $18,300


See accompanying independent auditors' report and notes to financial statements.

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD APRIL 20, 1998 (INCEPTION) TO SEPTEMBER 30, 2000

                                                    COMMON STOCK            ADDITIONAL                                   TOTAL
                                                     NUMBER OF               PAID-IN     TREASURY    ACCUMULATED     STOCKHOLDERS'
                                                       SHARES      AMOUNT    CAPITAL      STOCK        DEFICIT      EQUITY (DEFICIT)
                                                    -----------   -------   ---------   ----------   ------------   ----------------
Issuance of Shares to related parties for
   consulting fees in period ended June 1998          2,500,000   $   250   $  2,250    $        -   $          -   $         2,500

Net loss from inception through June 30, 1998                 -         -  -       -             -              -                 -

                                                    -----------   -------   ---------   ----------   ------------   ----------------
Balance, June 30, 1998                                2,500,000       250      2,250             -              -             2,500

Issuance of Shares to third parties                     500,000        50     49,950             -              -            50,000

Issuance of Shares for legal services                    50,000         5        495             -              -               500

Net loss for the year ended June 30, 1999                     -         -          -             -       (37,246)           (37,246)

                                                    -----------   -------   ---------   ----------   ------------   ----------------
Balance, June 30, 1999                                3,050,000       305     52,695             -       (37,246)            15,754

Forward stock split                                  21,350,000     2,135     (2,135)            -             -                  -

Purchase of 18,300,000 Shares of Treasury
   Stock (at cost)                                            -         -          -      (18,300)             -            (18,300)

Net loss for the year ended June 30, 2000                     -         -          -             -       (94,531)           (94,531)

                                                    -----------   -------   ---------   ----------   ------------   ----------------
Balance, June 30, 2000                               24,400,000   $ 2,440   $ 50,560    $ (18,300)   $  (131,777)   $       (97,077)

Net loss for the quarter ended September 30, 2000                                                        (44,799)           (44,799)

                                                    -----------   -------   ---------   ----------   ------------   ----------------
Balance, September 30, 2000                          24,400,000   $ 2,440   $ 50,560    $ (18,300)   $  (176,576)   $      (141,876)
                                                    ===========   =======   =========   ==========   ============   ================

 See accompanying independent auditors' report and notes to financial statements

                      INTELILABS.COM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION AND BASIS OF PRESENTATION:

                Intelilabs.com, Inc. (formerly known as Quentin Road Productions, Inc.) ("The Company"), was incorporated on April 20, 1998 under the law of the State of Delaware. The Company's activities from inception until September 30, 2000 consisted primarily of reviewing possible business opportunities and developing the business model. The Company had minimal revenue for the quarter ended September 30, 2000 and 1999.

         PRINCIPLES OF CONSOLIDATION:

                The accompanying financial statements include the accounts of Intelilabs.com, Inc. (the "Parent"), and its 100% owned subsidiary in United Kingdom, "Intelilabs.com, limited, UK and 100% owned subsidiary in Pakistan, "Intelilabs.com, (private) limited". All significant inter-company accounts and transactions have been eliminated in consolidation.

         GOING CONCERN:

                 The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the year 2000. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

                      INTELILABS.COM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

             (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                               BASIS OF PREPARATION:

                 The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended June 30, 2000 was filed on November 20, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

                    PART I - FINANCIAL INFORMATION CONTINUED

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations, being September 30, 2000, the date of the Company's last-completed Quarter. The Company undertakes no obligation to release or deliver to investors revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters.

           PLAN OF OPERATION

           In June 2000, following the establishment of the Company's new management, Intelilabs.com entered into the Mandiff Service Agreement with Knightrider Investments, of Nassau, Bahamas. This agreement provides for Intelilabs to receive $300,000 for providing Mandiff consulting services to Knight rider Investments. As required by this agreement Knight rider Investments paid the Company $200,000 on the effective date of the agreement. This $200,000 will be the primary source of revenue for Intelilabs for the year 2000. The Company did not receive any significant revenue for the quarter ending June 30 2000 and 1999.

           The Development stage expenses for the quarter ended September 30 2000 amounted to $45,816 as compared to $8,301 for the quarter ended September 30 1999

           The deficits accumulated during the development stage before provision of income tax amounted to $43,999 as compared to $8,301 in the quarter ended September 30 1999. Deficit accumulated during the development stage after income tax amounted to $44,799 as compared to $8,301 for the quarter ended September 30, 1999.

           LIQUIDITY AND CAPITAL RESOURCES

           As can be seen from the Financials presented , $ 89,086.00 is still available as of Septemebr 30, 2000, from the fund received from Knightrider investments. The Company expects to receive the remaining $ 100,000 by the end of second quarter of the fiscal year 2001. In addition to receiving this revenue, the Company is also planning to raise funds through a private placement of shares to accredited investors. The Company hopes to raise $2,500,000 in this private placement, but there is no guarantee that the Company will be able to raise this money.

           The Company expects its capital needs for operating its Southern California office to be approximately $20,000 per month for the fiscal year 2001. The Company expects its capital needs for its offshore operations to also be in the range of $10,000 per month. However, the Company may launch a marketing campaign in the fall of 2000 that could increase its capital needs per month to $70,000.

           The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

           On August 16, 2000, Intelilabs.com Limited ("Intelilabs-U.K") was formed in London, England. Intelillabs-UK is a wholly-owned subsidiary of the Company and was created to market the Company's web development and incubation services in the European markets. Intelilabs-U.K. was incorporated as choqs361, Inc. on June 13, 000, was acquired by the Company on August 9, 2000, and changed its name to Intelilabs.com Limited on August 16, 2000.

          On August 26, 2000, Intelilabs.com Limited ("Intelilabs-Pakistan") was incorporated in Pakistan. Intelilabs-Pakistan is a wholly-owned subsidiary of the Company. Intelilabs-Pakistan was formed to perform off-shore software and web development work for the Company's clients.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

       (A)  EXHIBITS
            23.1  Consent of Independent Public Accountants, dated July 27, 1999
            27.1  Financial Data Schedule

       (B)  REPORTS ON FORM 8-K

        On July 13, 2000 the Company reported on Form 8-K the resignation of officers and directors and the appointment of a new management team.

        On August 30, 2000, the Company reported on Form 8-K a change in its certifying public accountant.

                                   SIGNATURES

           In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  NOVEMBER 20, 2000             INTELILABS.COM, INC.

                                      /s/ Zain Effendi
                                      ----------------------------------
                                      By: Zain Effendi

                                      Its: President and Chief Executive Officer