Form 10KSB/A
period 2000-06-30
INTELILABS COM INC
filed 2001-02-16
CIK 1085257

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                   AMENDMENT 2
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       or
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

Registrant had no revenues for its fiscal year ended December 31, 1999. As of February 9, 2001, Registrant had 24,400,000 shares of its $.0001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $4,480,000. 18,300,000 of the Registrant's issued and outstanding shares are treasury shares held by the Registrant and have no voting powers. This calculation is based upon the closing sales price of $4 per share on February 9, 2001.

Transitional Small Business Disclosure Format (check one).   Yes [x]     No [ ]

ITEM 7.   FINANCIAL STATEMENTS

         The Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 13 - EXHIBITS AND REPORTS


      (a)         EXHIBITS


EXHIBIT NO.       DOCUMENT DESCRIPTION
-----------       ---------------------
10.1              Mandiff Service Agreement, dated June 10, 2000*
10.2              Sub-Lease Agreement, dated June 26, 2000*
10.3              Web Site Development Agreement, dated June 10, 2000*
23.1              Consent of Kabani & Company, Inc., CPAs**
23.2              Consent of Berenfeld Spritzer Shechter & Sheer, CPAs**
23.3              Consent of Kabani & Company, Inc., CPAs dated February 12, 2001
23.4              Consent of Bernfeld Spritzer Shechter & Sheer, CPA's, dated
                    February 12, 2001
27.1              Financial Data Schedule*

* Filed previously on Form 10-KSB filed with the SEC on September 28, 2000 and incorporated herein by reference.

** Filed previously on Form 10-KSB/A filed with the SEC on November 11, 2001 and incorporated herein by reference.

      In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2001                     INTELILABS.COM, INC.



                                      /s/ ZAIN EFFENDI
                                      ------------------------
                                      By:  Zain Effendi
                                      Its: President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signedbelow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                         Date
---------                              -----                         ----
/s/ ZAIN EFFENDI             President, Chief Executive        February 12, 2001
------------------------     Officer Chairman and
Zain Effendi                 Secretary


/s/ MARVI E. KHAN            Chief Financial Officer and       February 12, 2001
------------------------     Director
Marvi E. Khan


/s/ FAHAD U. KHAN            Chief Operating Officer and       February 12, 2001
------------------------     Director
Fahad U. Khan


/s/ SAJJAD HYDER ZAIDI       Director                          February 12, 2001
------------------------
Sajjad Hyder Zaidi

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




KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
September 9, 2000 except for Note 13 as to which the date is October 27, 2000

                               INTELILABS.COM,INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2000



                                     ASSETS

CURRENT ASSETS:
            Interest Receivable                                                   $     833
            Due from CIS                                                            151,438
                                                                                  ---------
                        Total current assets                                        152,271

PROPERTY AND EQUIPMENT, net                                                           6,119
                                                                                  ---------
                                                                                  $ 158,390
                                                                                  =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
            Accrued expenses                                                      $  37,167
            Note payable                                                             18,300
            Advances                                                                200,000
                                                                                  ---------
                        Total current liabilities                                   255,467

COMMITMENTS

STOCKHOLDERS' DEFICIT
            Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding
                Common stock, $.0001 par value; 50,000,000 shares authorized,
                24,400,000 shares issued and outstanding                              2,440
            Additional paid in capital                                               50,560
            Deficit accumulated during the development stage                       (131,777)
                                                                                  ---------
                                                                                    (78,777)
            Treasury Stock,18,300,000 common stock (at cost)                        (18,300)
                                                                                  ---------
                        Total stockholders' deficit                                 (97,077)
                                                                                  ---------
                                                                                  $ 158,390
                                                                                  =========

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


                                                                                                        PERIOD FROM APRIL 20,
                                                                                                          1998 (INCEPTION)
                                                                    JUNE 30,             JUNE 30,         THROUGH JUNE 30,
                                                                     2000                 1999                  2000
                                                                 ------------         ------------      ---------------------
Development stage revenue                                        $        200         $       --           $        200

Development stage expenses                                            111,515               37,246              148,761

Gain on disposal of assets and liabilities                             17,584                 --                 17,584
                                                                 ------------         ------------         ------------
Deficit accumulated during the development stage before
    provision of income tax                                           (93,731)             (37,246)            (130,977)

Provision of Income Tax                                                   800                 --                    800
                                                                 ------------         ------------         ------------
Deficit accumulated during the development stage                 $    (94,531)        $    (37,246)        $   (131,777)
                                                                 ============         ============         ============

Basic & diluted weighted average number of
    common stock outstanding                                       24,400,000           24,400,000           24,400,000
                                                                 ============         ============         ============

Basic and diluted net Loss per share                             $     (0.004)        $     (0.002)        $     (0.005)
                                                                 ============         ============         ============

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



                                                                                                                           TOTAL
                                                           COMMON STOCK       ADDITIONAL                               STOCKHOLDERS'
                                                     NUMBER OF                  PAID-IN       TREASURY    ACCUMULATED     EQUITY
                                                       SHARES       AMOUNT      CAPITAL        STOCK        DEFICIT      (DEFICIT)
                                                     ---------    ----------   ----------   ----------    -----------  ------------

Issuance of Shares to related parties for
   consulting fees in period ended June 1998          2,500,000   $      250   $    2,250    $     --      $     --      $    2,500

Net loss from inception through June 30, 1998              --           --           --            --            --            --
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, June 30, 1998                                2,500,000          250        2,250          --            --           2,500

Issuance of Shares to third parties                     500,000           50       49,950          --            --          50,000

Issuance of Shares for legal services                    50,000            5          495          --            --             500

Net loss for the year ended June 30, 1999                  --           --           --            --         (37,246)      (37,246)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, June 30, 1999                                3,050,000          305       52,695          --         (37,246)       15,754

Forward stock split                                  21,350,000        2,135       (2,135)         --            --            --

Purchase of 18,300,000 Shares of Treasury
   Stock (at cost)                                         --           --           --         (18,300)         --         (18,300)

Net loss for the year ended June 30, 2000                  --           --           --            --         (94,531)      (94,531)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, June 30, 2000                               24,400,000   $    2,440   $   50,560    $  (18,300)   $ (131,777)   $  (97,077)
                                                     ==========   ==========   ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements

                              INTELILABS.COM, INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               YEAR ENDED JUNE 30, 2000 & 1999 AND THE PERIOD FROM
                   APRIL 20, 1998 (INCEPTION) TO JUNE 30, 2000


                                                                                                                 PERIOD FROM
                                                                                   FOR THE        FOR THE       APRIL 20, 1998
                                                                                 YEAR ENDED     YEAR ENDED      (INCEPTION) TO
                                                                                JUNE 30, 2000  JUNE 30, 1999    JUNE 30, 2000
                                                                               --------------  -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Deficit accumulated during the development stage                             $ (94,531)      $   7,246)      $(131,777)
    Adjustments to reconcile deficit accumulated during the
          development stage to cash used in operating activities
    OPERATING ACTIVITIES:
                Depreciation and amortization                                          106            --               106
                Gain on disposal of assets & liabilities                           (17,584)        (17,584)
                Issuance of shares for consulting & other services                    --             3,000           3,000
                (Increase) / decrease in current assets:
                            Prepaid expenses & other assets                            458          (1,200)           (742)
                            Interest Receivable                                       (833)           --              (833)
                Increase / (decrease) in current liabilities:
                            Accounts payable                                        11,464             886          12,350
                            Accrued expenses                                        29,917          13,000          42,917
                                                                                 ---------       ---------       ---------
                Net cash used in operating activities                              (71,003)         21,560)        (92,563)
                                                                                 ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                (Increase) decrease in investments                                    (200)         (5,000)         (5,200)
                Acquisition of property & equipment                                 (9,741)           (850)        (10,591)
                                                                                 ---------       ---------       ---------
                Net cash used in investing activities                               (9,941)         (5,850)        (15,791)
                                                                                 ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Net proceeds from Advances                                         209,692            --           209,692
                Payment on account to a related party                             (151,438)            100        (151,338)
                Proceeds from sale of common stock                                       0          50,000          50,000
                                                                                 ---------       ---------       ---------
                Net cash provided by financing activities                           58,254          50,100         108,354
                                                                                 ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                                  (22,690)         22,690            --

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                           22,690            --              --
                                                                                 ---------       ---------       ---------

CASH & CASH EQUIVALENT, ENDING BALANCE                                           $    --         $  22,690       $    --
                                                                                 =========       =========       =========

SUPPLEMENTAL INFORMATION:

   CASH PAID FOR INTEREST                                                        $      92       $    --         $      92
                                                                                 =========       =========       =========

   CASH PAID FOR INCOME TAXES                                                    $    --         $    --         $    --
                                                                                 =========       =========       =========

    SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY

(1)  The company issued common stock for consulting and legal services of $3,000

(2) The cashflow statement for 2000 does not include the effect of transfer of certain assets and liabilities to the old management and purchase of treasury stock for a note payable of $18,300


   The accompanying notes are an integral part of these financial statements

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


4. PROPERTY AND EQUIPMENT


                                                           JUNE 30, 2000
                                                           -------------
      Furniture & fixtures & Office equipment                  $3,106
      Computer equipment                                        3,119
                                                              --------
                                                                6,225
         Less:Accumulated Depreciation                            106
                                                              --------
                                                               $6,119
                                                              =======

5. ACCRUED EXPENSES

     Accrued expenses as of June 30, 2000 consist of the following:


      Website development expenses                         $25,000
      Professional fees                                     11,367
      Income Tax                                               800
                                                           -------
                                                           $37,167
                                                           =======

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2000 & 1999

6. ADVANCES

     The Company received an advance of $200,000 from a customer for certain consulting work to be performed by the Company. The Company will be paid an additional amount of $100,000 upon completion of the work. The advance is unsecured and interest free.


7. INCOME TAXES

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

                                                      JUNE 30, 2000
                                                      -------------
Deferred tax asset                                      $ 28,676
Deferred tax asset valuation allowance                   (28,676)
                                                        ---------
      Balance                                           $      -
                                                        ==========


     A summary of Net operating losses carried forward and their expiration date is as follows:


        YEAR OF EXPIRATION                           NET OPERATING LOSSES
        ------------------                           --------------------
              2014                                        $94,531
              ====                                        =======

The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company. Therefore, the availability of the Company's net operating loss carryforwards is limited. The provision for income taxes consists of the California State minimum taxes imposed on corporations.


8.       STOCKHOLDERS' EQUITY

     The Company issued 500,000 common shares upon incorporation to Rebecca J. Brock (former president), in consideration for management services valued at $500, in the year ended June 30, 1999. In addition, it issued 2,000,000 common shares to Atlas Equity Group, Inc., an affiliated Company, in exchange for consulting services

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2000 & 1999


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


9. RELATED PARTY TRANSACTIONS

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


10. TRANSFER OF ASSETS AND LIABILITIES:

     The Company transferred all the existing assets and liabilities as on May 23, 2000, at the time of change in the Company's management, to the old management. The Company transferred following:


                Assets transferred                     $ 10,308
                Liabilities transferred                  27,892
                                                       --------
                Net gain on transfer                   $ 17,584
                                                       ========

                              INTELILABS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2000 & 1999


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


13. CORRECTION OF ERROR

     The Company made an error in previously issued financial statement by excluding 18,300,000 treasury stock acquired at $.001 per share on April 24, 2000 and held by the Company in treasury at June 30, 2000. The financial statements have been corrected to reflect common stock held by the Company at cost of $18,300, as of June 30, 2000. The treasury stocks were acquired through a note payable on demand, unsecured and non-interest bearing. The treasury stock has been recorded at cost basis in the financial statements