Form 10QSB/A
period 2000-09-30
INTELILABS COM INC
filed 2001-02-16
CIK 1085257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A



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


                            Yes    X          No
                                 ------           -----

         The issuer had 24,400,000 shares of its $.0001 par value Common Stock issued and outstanding as of February 9, 2001 of which 18,300,000 shares were treasury shares owned by the Company and holding no voting powers.

            Transitional Small Business Disclosure Format (check one)

                            Yes               No    X
                                  ------          -----

                                EXPLANATORY NOTE

         This Amendment is being filed to amend the information called for by
Item 1 (Financial Statements) of Part I of the Quarterly Report on Form 10-QSB of Intelilabs.com, Inc. for the quarter ended September 30, 2001. The Form 10-QSB previously filed for this quarter.


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.


                               INTELILABS.COM,INC.
               (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS
CURRENT ASSETS:
            Cash & cash equivalents                                                               $              13,520
            Due from CIS                                                                                         89,086
            Other current assets                                                                                  2,468
                                                                                                    --------------------
                        Total current assets                                                                    105,074

PROPERTY AND EQUIPMENT, NET                                                                                      10,543

                                                                                                    --------------------
                                                                                                    $           115,617
                                                                                                    ====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
            Accounts payable & accrued expenses                                                     $            19,284
            Note payable                                                                                         18,300
            Loan from related party                                                                              19,909
            Advances                                                                                            200,000
                                                                                                    --------------------
                        Total current liabilities                                                               257,493

COMMITMENTS

STOCKHOLDERS' DEFICIT

            Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding
            Common stock, $.0001 par value; 50,000,000 shares authorized,
            24,400,000 shares issued and outstanding                                                              2,440
            Additional paid in capital                                                                           50,560
            Deficit accumulated during the development stage                                                   (176,576)
                                                                                                    --------------------
                                                                                                               (123,576)
            Treasury Stock,18,300,000 common stock (at cost)                                                    (18,300)
                                                                                                    --------------------
                        Total stockholders' deficit                                                            (141,876)

                                                                                                    --------------------
                                                                                                    $           115,617
                                                                                                    ====================


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


                                                                                                               PERIOD FROM APRIL 20,
                                                                                                                1998 (INCEPTION)
                                                                        SEPTEMBER 30,       SEPTEMBER 30,           THROUGH
                                                                            2000                1999           SEPTEMBER 30, 2000
                                                                     -----------------   -----------------    ----------------------
Development stage revenue                                            $          1,817    $              -     $               2,017

Development stage expenses                                                     45,816               8,301                   194,577

Gain on disposal of assets and liabilities                                                                                   17,584
                                                                                    -                   -

                                                                     -----------------   -----------------    ----------------------
Deficit accumulated during the development stage before
    provision of income tax                                                   (43,999)             (8,301)                 (174,976)

Provision of Income Tax                                                           800                                         1,600
                                                                                                        -

                                                                     -----------------   -----------------    ----------------------
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     $        (44,799)   $         (8,301)    $            (176,576)
                                                                     =================   =================    ======================

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING                                               24,400,000          24,400,000                24,400,000
                                                                     =================   =================    ======================

BASIC AND DILUTED NET LOSS PER SHARE                                 $         (0.002)   $         (0.000)    $              (0.007)
                                                                     =================   =================    ======================


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


                                                         COMMON STOCK         ADDITIONAL                                    TOTAL
                                                   NUMBER OF                  PAID-IN     TREASURY     ACCUMULATED   STOCKHOLDERS'
                                                     SHARES      AMOUNT       CAPITAL       STOCK        DEFICIT    EQUITY (DEFICIT)
                                                  -----------   ---------   -----------   ----------   -----------  ----------------
Issuance of Shares to related parties for
   consulting fees in period ended June 1998        2,500,000   $     250   $     2,250   $        -   $         -   $     2,500

Net loss from inception through June 30, 1998               -           -             -            -             -             -
                                                  -----------   ---------   -----------   ----------   -----------   ---------------
Balance, June 30, 1998                              2,500,000         250         2,250        2,500             -             -

Issuance of Shares to third parties                   500,000          50        49,950       50,000             -             -

Issuance of Shares for legal services                  50,000           5           495          500             -             -

Net loss for the year ended June 30, 1999                   -           -             -            -       (37,246)      (37,246)
                                                  -----------   ---------   -----------   ----------   -----------   ---------------
Balance, June 30, 1999                              3,050,000         305        52,695      (37,246)       15,754             -

Forward stock split                                21,350,000       2,135        (2,135)           -             -             -

Purchase of 18,300,000 Shares of Treasury
   Stock (at cost)                                          -           -             -      (18,300)            -       (18,300)

Net loss for the year ended June 30, 2000                   -           -             -            -       (94,531)      (94,531)
                                                  -----------   ---------   -----------   ----------   -----------   ---------------
Balance, June 30, 2000                             24,400,000   $   2,440   $    50,560   $  (18,300)  $  (131,777)  $   (97,077)

Net loss for the quarter ended September 30, 2000           -           -             -            -       (44,799)      (44,799)
                                                  -----------   ---------   -----------   ----------   -----------   ---------------
Balance, September 30, 2000                        24,400,000   $   2,440   $    50,560   $  (18,300)  $  (176,576)  $  (141,876)
                                                  ===========   =========   ===========   ==========   ===========   ===============


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


                                                                                                                      PERIOD FROM
                                                                                                                     APRIL 20, 1998
                                                                            FOR THE YEAR ENDED  FOR THE YEAR ENDED  (INCEPTION) TO
                                                                            SEPTEMBER 30, 2000  SEPTEMBER 30, 1999  SEPTEMBER, 2000
                                                                            ------------------  ------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Deficit accumulated during the development stage               $          (44,799) $           (8,301) $      (176,576)
             Adjustments to reconcile deficit accumulated during the
                   development stage to cash used in operating activities
             OPERATING ACTIVITIES:
                         Depreciation and amortization                                     504                 130              610
                         Gain on disposal of assets & liabilities                            -                   -          (17,584)
                         Issuance of shares for consulting & other services                  -                   -            3,000
                         (Increase) / decrease in current assets:
                                     Prepaid expenses & other assets                    (1,635)                654           (3,210)
                         Increase / (decrease) in current liabilities:
                                     Accounts payable & accrued expenses               (17,883)               (963)          37,384
                                                                            ------------------  ------------------  ---------------
                         Net cash used in operating activities                         (63,813)             (8,480)        (156,376)
                                                                            ------------------  ------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
                         (Increase) decrease in investments                                  -                   -           (5,200)
                         Acquisition of property & equipment                            (4,928)             (2,991)         (15,519)
                                                                            ------------------  ------------------  ---------------
                         Net cash used in investing activities                          (4,928)             (2,991)         (20,719)
                                                                            ------------------  ------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

                         Net proceeds from Advances                                          -                   -          209,692
                         Payment on account to a related party                          62,352                   -          (88,986)
                         Loan from related party                                        19,909                   -           19,909
                         Proceeds from sale of common stock                                  -                   -           50,000
                                                                            ------------------  ------------------  ---------------
                         Net cash provided by financing activities                      82,261                   -          190,615
                                                                            ------------------  ------------------  ---------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT                                       13,520             (11,471)          13,520

CASH & CASH EQUIVALENT, BEGINNING BALANCE                                                    -              22,690                -
                                                                            ------------------  ------------------  ---------------
CASH & CASH EQUIVALENT, ENDING BALANCE                                      $           13,520  $           11,219  $        13,520
                                                                            ==================  ==================  ===============

SUPPLEMENTAL INFORMATION:

             CASH PAID FOR INTEREST                                         $               79  $                -  $           171
                                                                            ==================  ==================  ===============

             CASH PAID FOR INCOME TAXES                                     $                -  $                -  $             -
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

                      INTELILABS.COM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED):

        BASIS OF PREPARATION:

                  The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended June 30, 2000 was filed on September 20,2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.



ITEM 6.  EXHIBITS

         (a)      EXHIBITS
                  23.1 Consent of Former Independent Public Accountants, dated July 27, 1999*
                  23.2 Consent of Former Independent Public Accountants, dated February 12, 2001
                  27.1     Financial Data Schedule*

* Filed previously on Form 10-QSB filed with the SEC on November 20, 2000 and incorporated herein by reference.

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  FEBRUARY 12, 2001             INTELILABS.COM, INC.

                                      /s/ Zain Effendi
                                      ------------------------------------------
                                      By: Zain Effendi
                                      Its: President and Chief Executive Officer