Form 10QSB
period 2000-12-31
INTELILABS COM INC
filed 2001-02-20
CIK 1085257

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB



(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000

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


                                 Yes    X    No _____
                                     ------

     The issuer had 24,400,000 shares of its $.0001 par value Common Stock issued and outstanding as of November 7, 2000 of which 18,300,000 shares were treasury shares owned by the Company and holding no voting powers.

           Transitional Small Business Disclosure Format (check one)

                                 Yes ______  No   X
                                                -----

                             INTELILABS.COM, INC.

                                     INDEX


                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Comparative Unaudited Balance Sheet as of December 31, 2000           3

               Comparative audited Statements of Operations for the                  4
               Three Months Ended December 31, 2000, the Three Months
               Ended December 31, 1999, the Six months Ended
               December 31, 2000, the Six Months Ended
               December 31, 1999

               Comparative audited Statements of Cash Flows for the                  5
               Three Months Ended December 31, 2000, the Three Months
               Ended December 31, 1999, the Six months Ended
               December 31, 2000, the Six Months Ended
               December 31, 1999

               Notes to the Unaudited Consolidated Financial Statement               6

      Item 2.  Management's Discussion and Analysis of                               8
               Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

      Item 1.  Legal Proceedings                                                     9

      Item 2.  Changes in Securities and Use of Proceeds                             10

      Item 3.  Defaults Upon Senior Securities                                       10

      Item 4.  Submission of Matters to a Vote of Security Holders                   10

      Item 5.  Other Information                                                     10

                             INTELILABS.COM, INC.
              (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)
                     BALANCE SHEET - DECEMBER 31, 2000
                                  (UNAUDITED)

   ASSETS
Current assets
  Cash & cash equivalents                                                           $  30,576
  Accounts Receivable                                                                 113,816
  Due from CIS                                                                         29,086
  Other assets                                                                          4,524
                                                                                    ---------
    Total current assets                                                              178,002
                                                                                    ---------

Property and equipment, net of accumulated
  depreciation and amortization                                                        19,530
                                                                                    ---------
                                                                                    $ 197,532
                                                                                    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                                  $  37,502
  Note Payable                                                                         18,300
  Loans from related party                                                             57,309
                                                                                    ---------
    Total current liabilities                                                         114,111
                                                                                    =========


Stockholders' equity:
  Preferred Stock; $.0001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding
  Common stock; $0.001 par value, 50,000,000 shares                                         -
    authorized, 24,400,000 shares issued and outstanding                                2,440
  Additional paid in capital                                                           50,560
  Retained earnings                                                                    48,721
                                                                                    ---------
                                                                                      101,721
  Treasury stock 18,300,000 Common stock (at cost)                                    (18,300)
                                                                                    ---------
    Total stockholders' equity                                                         83,421
                                                                                    ---------
                                                                                    $ 197,532
                                                                                    =========

                             INTELILABS.COM, INC.
               FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                Three months ended                                 Six months ended
                                                    December 31,                                     December 31,
                                               2000                1999                      2000                  1999
                                           -----------     ---------------                ----------            ----------
Net Revenues                               $   314,796         $         -             $     316,613            $        0

Operating Expenses                              89,499               2,500                   135,315                 2,500
                                           -----------         -----------             -------------           -----------
Operating Income (loss)                        225,297              (2,500)                  181,298                (2,500)
                                           -----------         -----------             -------------           -----------
Income tax                                           -                   -                       800                     0
                                           -----------         -----------             -------------           -----------
Net Income (loss)                          $   225,297         $    (2,500)                  180,498                (2,500)
                                           ===========         ============            =============           ===========

Weighted average number of
  shares outstanding -
    basic and diluted                       24,400,000          24,400,000                24,400,000            24,400,000
                                           ===========         ============            =============           ===========
Net Income (loss) per share -
    basic and diluted                            0.009              (0.000)                    0.007                (0.000)
                                           ===========         ============            =============           ===========

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                         Six                        Six
                                                        months                    months
                                                        ended                      ended
                                                       June 30                   June 30
                                                        2000                       1999
                                                      ----------               ---------
Cash flows provided by (used for)
  operating activities:
   Net income                                          $ 180,498                $(2,500)

Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                            2,269                      -
  Increase in accounts receivable                       (113,816)                     -
  Decrease in due from CIS                               122,352                      -
  Increase in other assets                                (3,691)                     -
  Increase in accrued expenses                             1,335                      -
                                                      ----------               ---------

   Total adjustments                                       8,449                  (2,500)
                                                      ----------               ---------

   Net cash used for operating activities                188,947                      -
                                                      ----------               ---------

Cash flows used for investing activities:
  Payments to acquire property and equipment             (15,680)                     -
                                                      ----------               ---------

   Net cash used for investing activities                (15,680)                     -
                                                      ----------               ---------

Cash flows provided by financing activities:
  Proceeds from loan payable, related parties             57,309                      -
  Proceeds from issuance of common stock
    and paid in capital                                    2,440                  2,500
                                                      ----------               ---------

   Net cash provided by financing activities              59,749                  2,500
                                                      ----------               ---------

Net increase in cash and cash equivalents                233,016
Cash & cash equivalents, beginning of period                   -                      -
                                                      ----------               ---------

Cash & cash equivalents, end of period                 $ 233,016                $     -
                                                      ==========               =========

Supplemental disclosure of cash flow  information -
  Income taxes paid                                    $     800                $   800
                                                      ==========               =========
Interest Paid                                         $       -                $     -
                                                      ==========               =========

                     INTELILABS.COM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

(1)  Summary of Significant Accounting Policies:

    Organization and Basis of Presentation:

        Intelilabs.com, Inc. (formerly known as Quentin Road Productions, Inc.) ("The Company"), was incorporated on April 20, 1998 under the law of the State of Delaware. The Company's activities from inception until September 30, 2000 consisted primarily of reviewing possible business opportunities and developing the business model. The Company had minimal revenue for the quarter ended September 30, 2000 and 1999. Since October 1, 2000, the Company started operations and earning revenues.


    Principles of Consolidation:

        The accompanying financial statements include the accounts of Intelilabs.com, Inc. (the "Parent"), and its 100% owned subsidiary in United Kingdom, "Intelilabs.com, limited, UK and 100% owned subsidiary in Pakistan, "Intelilabs.com, (private) limited". All significant inter-company accounts and transactions have been eliminated in consolidation.

                     INTELILABS.COM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

 (1)   Summary of Significant Accounting Policies (Continued):

        Basis of Preparation:

        The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended June 30, 2000 was filed on September 20,2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

                    PART I - FINANCIAL INFORMATION continued


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

     The following discussion contains figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. When used in the Plan of Operations (see section below), words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve numerous risks and uncertainties pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as to the date of the Plan of Operations, being December 31, 2000, the date of the Company's last-completed Quarter. The Company undertakes no obligation to release or deliver to investors, revisions to these forward-looking statements to reflect events or circumstances after the date of the Plan of Operations, the occurrence of unanticipated events or other matters.

     Plan of Operation

     In June 2000, following the establishment of the Company's new management, Intelilabs.com entered into the Man diff Service Agreement with Knight rider Investments, of Nassau, Bahamas. This agreement provides for Intelilabs to receive $300,000 for providing Man diff consulting services to Knight rider Investments. As required by this agreement Knight rider Investments paid the Company $200,000 on the effective date of the agreement. This $300,000 was the primary source of revenue for Intelilabs for the period ended December 31, 2000.

The Operating expenses for the Six Month ended December 31 2000 amounted to $135,315.

     Liquidity and Capital Resources

     As can be seen from the Financials. The Company expects to receive the remaining $ 113,816 by the end of third quarter of the fiscal year 2001. In addition to receiving this revenue, the Company is also planning to raise funds through a private placement of shares to accredited investors. The Company hopes to raise $2,500,000 in this private placement, but there is no guarantee that the Company will be able to raise this money.

     The Company expects its capital needs for operating its Southern California office to be approximately $10,000 per month for the fiscal year 2001. The Company expects its capital needs for its offshore operations to also be in the range of $10,000 per month. However, the Company may launch a marketing campaign in the fall of 2000 that could increase its capital needs per month to $70,000.

     The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

    On November 8th 2000, Intelilabs.com PVT and MILLSOFT PVT, signed a MOU to share resources. The MOU was signed to Expand Intelilabs overseas Network. Intelilabs.com PVT ("Intelilabs-Pakistan") was incorporated in Pakistan and is a wholly owned subsidiary of the Company. Intelilabs-Pakistan was formed to perform off shore software and web development work for the Company's clients.

    On November 15th 2000, Intelilabs.com PVT and NEO VISION PVT, Signed a MOU to share resources. The MOU was signed to Expand Intelilabs overseas Network.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     To the best knowledge of management, there are no litigation matters pending or threatened against the Company, which are not in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

    (a)  Exhibits

         None.


    (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 16, 2001           INTELILABS.COM, INC.


                                    /s/ Zain Effendi
                                    ------------------------------------------
                                    By: Zain Effendi
                                    Its: President and Chief Executive Officer