Form 10QSB/A
period 2000-12-31
INTELILABS COM INC
filed 2001-02-21
CIK 1085257

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
                                  (UNAUDITED)

   ASSETS
Current assets
  Cash & cash equivalents                                                           $  30,576
  Accounts Receivable                                                                 113,816
  Due from CIS                                                                         29,086
  Other assets                                                                          4,524
                                                                                    ---------
    Total current assets                                                              178,002
                                                                                    ---------

Property and equipment, net of accumulated
  depreciation and amortization                                                        19,530
                                                                                    ---------
                                                                                    $ 197,532
                                                                                    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                                  $  38,502
  Note Payable                                                                         18,300
  Loans from related party                                                             57,309
                                                                                    ---------
    Total current liabilities                                                         114,111
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
                                                                                    ---------
                                                                                    $ 197,532
                                                                                    =========

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                         Six                        Six
                                                        months                    months
                                                        ended                      ended
                                                       June 30                   June 30
                                                        2000                       1999
                                                      ----------               ---------
Cash flows provided by (used for)
  operating activities:
   Net income (loss)                                   $ 180,498                $(2,500)

Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
  Depreciation and amortization                            2,269                      -
  Increase in accounts receivable                       (113,816)                     -
  Decrease in due from CIS                               122,352                      -
  Increase in other assets                                (3,691)                     -
  Increase in accrued expenses                             1,335                      -
                                                      ----------               ---------

   Total adjustments                                       8,449                      -
                                                      ----------               ---------

   Net cash provided by (used) for operating
    activities                                           188,947                  (2,500)
                                                      ----------               ---------

Cash flows used for investing activities:
  Payments to acquire property and equipment             (15,680)                     -
                                                      ----------               ---------

   Net cash used for investing activities                (15,680)                     -
                                                      ----------               ---------

Cash flows provided by financing activities:
  Payments of loan payable, related parties               57,309                      -
  Reduction of Advances                                 (200,000)                     -
  Proceeds from issuance of common stock
    and paid in capital                                        -                  2,500
                                                      ----------               ---------

   Net cash provided by (used in) financing
    activities                                          (142,691)                 2,500
                                                      ----------               ---------

Net increase in cash and cash equivalents                 30,576
Cash & cash equivalents, beginning of period                   -                      -
                                                      ----------               ---------

Cash & cash equivalents, end of period                 $  30,576                $     -
                                                      ==========               =========

Supplemental disclosure of cash flow  information -
  Income taxes paid                                    $     800                $   800
                                                      ==========               =========
Interest Paid                                         $       -                $     -
                                                      ==========               =========

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 20, 2001           INTELILABS.COM, INC.


                                    /s/ Zain Effendi
                                    ------------------------------------------
                                    By: Zain Effendi
                                    Its: President and Chief Executive Officer