Form 10QSB/A
period 2000-12-31
INTELILABS COM INC
filed 2001-03-27
CIK 1085257

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

                             INTELILABS.COM, INC.
              (FORMERLY KNOWN AS QUENTIN ROAD PRODUCTIONS, INC.)

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

Dated:  March 27, 2001              INTELILABS.COM, INC.


                                    /s/ Zain Effendi
                                    ------------------------------------------
                                    By: Zain Effendi
                                    Its: President and Chief Executive Officer